Form 10-Q
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1995-05-23
CIK 764544

PART I. - FINANCIAL INFORMATION

    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED BALANCE SHEETS

                                                    March 31    December 31,
                                                 1995          1994
                                                  (Unaudited)
    ASSETS
    Current assets:
      Cash and cash equivalents                  $    379,018  $    716,188
      Accounts receivable, net of allowance
        for doubtful accounts of $168,133           1,102,933     1,199,849
      Prepaid expenses                                216,946       357,152
      Property held for sale (Notes 5 and 7)        8,733,456    10,267,062
        Total current assets                       10,432,353    12,540,251

    Other:
      Deferred loan costs, net of accumulated
        amortization of $110,613 and $94,253           20,269        23,540
        Total other assets                             20,269        23,540
                                                 $ 10,452,622  $ 12,563,791

    LIABILITIES AND PARTNERS' DEFICIT
    Current liabilities:
      Current maturities of long-term debt,
       including debt in default of $3,624,314
        and $3,491,885 (Note 8)                  $  8,574,545  $  9,982,997
      Trade accounts payable                          177,390       372,530
      Insurance payable                                78,958        98,462
      Medicaid settlement payable (Note 6)            258,969       258,969
      Accrued interest (Note 7)                     3,382,296     4,480,481
      Accrued real estate taxes                       278,944       487,613
      Other liabilities                               247,837       293,149
        Total current liabilities                  12,998,939    15,974,201

    Advances from former affiliates                 4,348,983     4,348,983
    Deferred gain on installment sale                 278,166       278,166
        Total liabilities                          17,626,088    20,601,350

    Partners' deficit:
      Limited partners                             (6,137,918)   (6,998,320)
      General partners                             (1,035,548)   (1,039,239)
        Total partners' deficit                    (7,173,466)   (8,037,559)
                                                 $ 10,452,622  $ 12,563,791






















    See accompanying notes to consolidated financial statements.          2





    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited)

                                            Three months ended March 31,
                                                1995           1994

    Revenues:
      Operating revenue                         $ 2,476,195    $2,263,227
      Interest income                                22,009        19,838
        Total revenues                            2,498,204     2,283,065

    Expenses:
      Operating expenses                          2,392,092     2,423,434
      Interest                                      156,767       154,715
      Depreciation and amortization                  93,656       100,275
      Partnership administration costs               20,677        19,553
        Total expenses                            2,663,192     2,697,977

        Operating loss                             (164,988)     (414,912)

          Loss on transfer of property (Note 7)  (1,465,761)            -

          Litigation settlement income (Note 10)          -        32,354

          Loss before extraordinary gain         (1,630,749)     (382,558)

          Extraordinary gain from extinguishment
           of debt (Note 7)                       2,494,842             -

    Net income (loss)                           $   864,093    $ (382,558)

    Net income (loss) per L.P. unit

          Loss before extraordinary gain             (54.38)       (12.41)

          Extraordinary gain from extinguishment
          of debt                                     83.45             -

    Net income (loss) per L.P. unit             $     29.07    $   (12.41)

    L.P. units outstanding                           29,596        29,596
























    See accompanying notes to consolidated financial statements.        3









































































































































    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
     (Unaudited)

                                                              Total
                                                              Partners'
                                    General      Limited      Deficit

    Balance, at December 31, 1993   $  (966,115) $(5,243,348) $(6,209,463)

    Net loss                            (15,302)    (367,256)    (382,558)

    Balance, at March 31, 1994      $  (981,417) $(5,610,604) $(6,592,021)


    Balance, at December 31, 1994   $(1,039,239) $(6,998,320) $(8,037,559)

    Net income                            3,691      860,402      864,093

    Balance, at March 31, 1995      $(1,035,548) $(6,137,918) $(7,173,466)














































    See accompanying notes to consolidated financial statements         4





    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)


                                                Three months ended March 31,
                                                   1995         1994

    Operating Activities:
      Cash received from residents and
      government agencies                          $ 2,573,111  $ 2,146,596
      Cash paid to suppliers and employees          (2,471,338)  (2,288,049)
      Interest received                                 22,009       19,838
      Interest paid                                   (142,539)    (130,029)
      Property taxes paid                             (269,850)    (218,110)
    Cash used in operating activities                 (288,607)    (469,754)

    Investing Activities:
      Additions to property and equipment              (22,540)      (6,525)
    Cash used in investing activities                  (22,540)      (6,525)

    Financing Activities:
      Principal payments on long-term debt             (26,023)     (31,010)
    Cash used in financing activities                  (26,023)     (31,010)

    Net decrease in cash and cash equivalents         (337,170)    (507,380)

    Cash and cash equivalents, beginning of period     716,188    1,164,637

    Cash and cash equivalents, end of period       $   379,018  $   657,257





































    See accompanying notes to consolidated financial statements.          5

                                   CONSOLIDATED RESOURCES HEALTH CARE FUND V
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                Three months ended March 31,
                                                   1995         1994

    Reconciliation of Net Income (Loss) to Cash
    Used in Operating Activities:

    Net income (loss)                              $   864,093  $  (382,558)
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Depreciation and amortization                     93,656      100,275
      Loss on transfer of property                   1,465,761            -
      Gain on extinguishment of debt                (2,494,842)           -
      Changes in operating assets and liabilities:
         Accounts receivable                            96,916     (148,985)
         Other current assets                          140,206       35,962
         Trade accounts payable and other
          current liabilities                         (454,397)     (74,448)

    Cash used in operating activities              $  (288,607) $  (469,754)









































    See accompanying notes to consolidated financial statements.          6







                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


  (Mark one)

  (X)  QUARTERLY   REPORT  PURSUANT   TO  SECTION   13   OR  15   (d)  OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 1995
                                         OR
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                         Commission file number   0-14436



                       CONSOLIDATED RESOURCES HEALTH CARE FUND V
              (Exact name of registrant as specified in its charter)


                              Georgia                 58-1618135
            (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)  (identification No.)



             7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
            (Address of principal executive offices)       (Zip Code)



  Registrant's telephone number, including area code   404-698-9040



  Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes    x      No





                          EXHIBIT INDEX APPEARS ON PAGE 15
                                PAGE ONE OF 16 PAGES.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND V
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-V (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia, 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                         Three Months Ended
                                                               March 31,
                                                           1995       1994

          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .        $148,989  $133,570
             Financial accounting, data processing,
               tax reporting, legal and compliance,
               investor relations and supervision
               of outside services  . . . . . . . .        $20,677   $19,553
          NOTE 4.

          The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has working capital deficiencies, has defaulted on certain debt and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's continued existence is dependent on its ability to generate sufficient cash flow to obtain alternative financing from refinancing sourcesin order to meet its ongoing obligations.
          NOTE 5.

          At March 31, 1995 and December 31, 1994, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

          Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 7, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at March 31, 1995, was $2,279,237.

          During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1995. The net book values of the properties at March 31, 1995, were $4,939,705 and $1,514,513 for River Hills South and Plantation Care Center, respectively.

          NOTE 6.

          In March 1994, the Partnership received notification from the Idaho Medicaid program that the Partnership owes the state $149,485 and $109,484, respectively, for Medicaid overpayments made to the Partnership during 1993 and 1992. These amounts relate to two Idaho facilities in which the Partnership sold its interests in 1993. These settlement amounts reduced operating revenue in 1994 and are included in Medicaid settlements payable in the accompanying balance sheets.

          NOTE 7.

          On March 24 1995, the Partnership transferred a deed in lieu of foreclosure to the holder of the note secured by a mortgage on Champaign. This note was recourse to the Partnership. The General Partner successfully negotiated the transfer of deed in full satisfaction of the note with the lender. The outstanding principal and accrued interest on the note satisfied by the transfer was $2,494,842. In connection with the transfer, the Partnership paid $61,882 in back property taxes on Champaign. The net book value of the property was $1,465,761. The Partnership recognized a loss on the transfer of the property of $1,465,761 and an extraordinary gain on the forgiveness of debt of $2,494,842.

          NOTE 8.

          The Partnership continues not to make debt service payments on the mortgage note secured by Village Inn. Debt service payments on this note were ceased when this facility was closed prior to the acquisition of the Corporate General Partner by WelCare

          Acquisition Corp. on November 20, 1990. Village Inn has tax certificates of approximately $130,000 outstanding for accrued real estate taxes that may require redemption by the Partnership during 1995. The recourse note secured by Village Inn could have an adverse effect on the Partnership and its ability to continue as a going concern, should the holder of the note pursue its satisfaction.

          The Partnership ceased debt service on its $1,250,000 note payable secured by a mortgage on Plantation Care Center ("Plantation"), during March 1995. The Partnership is currently in negotiations with the lender. This note accrues interest at 7% per annum.

          NOTE 9.

          Effective April 1, 1995, the Partnership transferred the operational management responsibilities for Plantation to Westcare Management, Inc. ("Westcare"), an unaffiliated management company. The management agreement provides for management fees of 3.5% of gross facility revenues. The management agreement with Westcare expires March 31, 1996.

          The Partnership also signed a right of first refusal and option agreement with Westcare with respect to Plantation. Under the terms of the agreement, Westcare has the option to purchase Plantation for $1,250,000, plus any unpaid interest that accrues on the note payable secured by the facility after February 1, 1995. The purchase price is substantially equal to the underlying secured debt on the facility. The option agreement will continue until the management agreement is terminated.

          An affiliate of the general partner, will continue to provide accounting and data processing services to the Plantation during the term of the Westcare management agreement.

          NOTE 10.

          The Partnership and Southmark Corporation ("Southmark") reached a settlement which was effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid the Partnership $32,354 during 1994.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          WelCare Acquisition Corp., an affiliate of WelCare International, Inc. ("WelCare"), acquired the stock of the Partnership's corporate general partner from Southmark Corporation on November

          20, 1990. The results of operations for periods prior to November 20, 1990, occurred under the direction and management of Southmark affiliates and not under the direction and management of WelCare's affiliates.

          Following the first full year of WelCare's affiliate's management of the affairs of the Partnership, the Limited Partners overwhelmingly elected WelCare Service Corporation-V, a wholly-owned subsidiary of WelCare Acquisition Corp., as Managing General Partner. On January 7, 1992, WelCare Service Corporation-V was admitted as Managing General Partner.


          Plan of Operations

          A majority in interest of the Partnership s Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership s remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

          The Partnership will continue to operate Plantation Care Center ("Plantation") and River Hills South ("RHS") as it plans to sell all of the Partnership's facilities to prospective purchasers or negotiate a settlement with its lenders. Accordingly, at March 31, 1995 and December 31, 1994, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenue showed an increase of $212,968 for the quarter ended March 31, 1995, as compared to the first quarter of the prior year. Operating revenues at Plantation decreased by $42,223 due primarily to a lower patient census as compared to the prior year. The decrease at Plantation was more than offset by an increase in Medicare patient days and increased reimbursement rates at RHS.
          Expenses:

          Operating expenses showed a decrease of $31,342 for the quarter ended March 31, 1995, compared to the same period of the prior year. Operating expenses at Plantation decreased by $89,722 due to reduced staffing necessitated by lower patient census. Operating expenses increased at RHS due to higher utilization of skilled nursing and therapy services in connection with the increase in Medicare patient days.




          Liquidity and Capital Resources

          At March 31, 1995, the Partnership held cash and cash equivalents of $379,018, a decrease of $337,170 from December 31, 1994. The Partnership's decrease in its cash balance is primarily due to operating requirements and the payment of back taxes in connection with its transfer of Champaign. Cash is being held in reserve for working capital, capital improvements and operating contingencies.


          On March 24, 1995, the General Partner negotiated the transfer of the Partnership's interest in Champaign to the holder of a recourse note that was secured by a mortgage on the facility. The Partnership paid $61,882 in back taxes in connection with this transfer and satisfied its obligation under the mortgage with the transfer. The remaining closed facility, Village Inn, has tax certificates of approximately $130,000 outstanding for accrued real estate taxes that may require redemption by the Partnership during 1995. The recourse note secured by Village Inn could have an adverse effect on the Partnership and its ability to continue as a going concern, should the holder of the note pursue its satisfaction.

          Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. As discussed in Item 1, Note 8, the facility's operational management was changed to a local management company in contemplation of the sale of the facility to this company. Should the Partnership be unable to negotiate a settlement with the holder of Plantation's debt or sell the facility at an amount equal to or in excess of its debt, the Partnership's ability to continue as a going concern could be adversely affected.

          As of March 31, 1995, the Partnership was current on its debt service related to its mortgage secured by RHS.

          During March 1995, the Partnership was notified by the Idaho Medicaid program that the Partnership will have to pay approximately $258,000 in retrospective settlements related to its previously sold Idaho facilities. The Partnership anticipates these amounts will be due during the second quarter of 1995.

          As  of March  31,  1995, the  Partnership  was not  obligated  to
          perform  any  major capital  additions or  renovations.   No such
          major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

          During the third quarter of 1994, a $500,000 unsecured note receivable given by the purchaser of Brushwood Care Center, a facility sold by the Partnership in 1991, came due. Representatives of the purchaser are currently seeking an extension for repayment of the note.

          Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

          The Partnership does not anticipate improved liquidity during the remainder of 1995, due to the continued negative operating results generated by Plantation, the potential payment of tax certificates secured by Village Inn and the potential settlement payments due to the Idaho Medicaid program. Should the Partnership's cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on or the ability to borrow against its other facilities.

          PART II - OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K

          (a)      Exhibits

          Exhibit
          Number     Description

          10.3       Management  Agreement  dated March  27,  1995, between
                     Plantation   Associates   Limited    Partnership   and
                     Westcare Management, Inc.

          10.4 Right of First Refusal and Option Agreement dated April 1, 1995, between Plantation Associates Limited Partnership and Westcare Management, Inc.

          (b)      Reports on Form 8-K

                     None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND V

                        By:    WELCARE  CONSOLIDATED  RESOURCES CORPORATION
          OF                   AMERICA,
                               Corporate General Partner



          Date: May 15, 1995      By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         Sole Director and
                                         Principal Executive Officer of the
                                         Corporate General Partner




          Date: May 15, 1995      By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Principal Financial Officer of the
                                         Corporate General Partner

                                    Exhibit Index

          Page         Exhibit
          Number       Number  Description
          16           10.3   Management  Agreement  dated March  27, 1995,
                              between    Plantation   Associates    Limited
                              Partnership and Westcare Management, Inc.

                       10.4 Right of First Refusal and Option Agreement dated April 1, 1995, between Plantation Associates Limited Partnership and Westcare Management, Inc.

          Exhibit 10.3
                                 MANAGEMENT AGREEMENT


             THIS MANAGEMENT AGREEMENT("Agreement"), is made and entered into as of this 27th day of March, 1995, by and between PLANTATION ASSOCIATES LIMITED PARTNERSHIP, a Delaware Limited Partnership actively doing business in the State Of Oregon, (hereinafter referred to as the "Owner"), and WESTCARE MANAGEMENT, INC., an Oregon Corporation, with its principal office and place of business at 3474 Liberty Road South, Salem, Oregon 97302 (hereinafter referred to as the "Manager").


                                      WITNESSETH

          WHEREAS, Owner is the owner of a center providing skilled nursing care, intermediate nursing care, custodial care and other health services at 820 Cottage Street, NE, Salem, Oregon, 97301, known as Plantation Care Center (the "Facility"); and

          WHEREAS, Owner desires to engage a professional and experienced management Company to operate and manage the Facility, and Manager is equipped and staffed to maintain, operate and manage the Facility.

             NOW, THEREFORE, with intent to be legally bound and in consideration of the mutual covenants and benefits contained herein, Owner and Manager hereby agree as follows:


                               I.RETENTION OF SERVICES

             1.1. Retention. Upon and subject to the terms and conditions hereinafter set forth, Owner hereby retains and appoints, and Manager hereby accepts such retention and appointment, to render the services on behalf of Owner specified herein.

             1.2. Relationship of Parties. The relationship of Manager to Owner is that of an independent contractor. No provision contained herein shall be construed to create a partnership, joint venture, or fiduciary or employment relationship.

                              II. MANAGEMENT OF FACILITY

             2.1. Scope. Owner delegates to Manager and Manager assumes, subject to the provisions hereof, general day to day operational responsibility for the Facility in all respects, as more fully set forth herein, except that Owner or its designee shall maintain and perform all accounting functions. The following specific powers, authorities and responsibilities are hereby delegated to Manager by Owner, and Manager hereby assumes and undertakes the following specific powers, authorities and responsibilities. However, nothing herein shall preclude Owner or its authorized representative or agent from exercising the duties or responsibilities delegated to Manager in the event Owner deems such action to be desirable or necessary.

             (a) General Management. Manager shall manage the Facility through the supervision of resident and patient care and shall perform all duties and functions necessary for the proper operation of the Facility within the general policies, directives and guidelines established by the Manager and approved, in writing, by the Owner, which approval shall not be unreasonably withheld. In accordance with the terms of this Agreement the Manager will perform, bookkeeping, and record-keeping services for the Facility, except as hereinafter otherwise specifically provided; provide supervision in financial matters; manage, direct and supervise the general maintenance and repair of the Facility; manage, direct and supervise expenses of the Facility; and supervise the training and employment of the personnel of the Facility through its direction and supervision of the home administrator.

             (b) Standard of Care and Quality Control. Manager shall operate the Facility with the objective of providing quality health care service in a prudent and cost-conscious manner. Manager shall establish a quality control care evaluation program for the Facility.

             (c) Professional  Counsel and Staff  Specialists.  As  part of its duties and obligations hereunder, Manager shall make available to the Facility's personnel, for consultation and advice, its staff of professional specialists as may be necessary to provide the services under this Agreement. Staff specialists will include staff and programs that are capable of budgeting and knowledgeable of third party payments including the Medicare and Medicaid programs. Manager will also consult with and advise the home administrator regarding marketing, patient activities, inventory and purchasing, medical records systems, and procedures analysis.

             (d) Licenses, Permits and Regulations. Manager shall seek to operate the Facility in compliance, or when appropriate,
             substantial   compliance,   with   all  applicable   statutes,
             ordinances, rules and regulations of all governmental authorities having jurisdiction over the Facility. All licenses, permits and approvals necessary for the operation of the Facility may be in the name of the Owner or Manager, but shall be maintained at Owner's expense. Owner shall cooperate with Manager in applying for, obtaining and maintaining such licenses and permits.

                         III.  FISCAL CONTROL, PROCEDURES AND REPORTS

             3.1. Annual Plan and Budget. Manager shall prepare and submit to Owner, for Owner's written approval, an annual plan of the goals and objectives of the Facility and a budget to cover all projected revenues and expenses of the Facility, including capital improvements and the purchase of all required capital assets. The annual plan shall include Manager's recommendations with respect to facility operations, third-party reimbursement matters, compliance with surveys and other inspections, personnel administration relating to salaries and fringe benefits for all employee groups, and staffing patterns for the Facility. Each annual plan shall be effective upon written approval of Owner except under exigent circumstances. If a material change in the plan requires a new budget, Manager shall prepare a new budget more often than annually.

               The budget for the next upcoming fiscal year of Owner during the term of this Agreement or any renewal(s) or extension(s) hereof, to be delivered to Owner within twenty (20) days prior to the commencement of such fiscal year shall include, but not be limited to:

             (a) A capital expenditure budget detailing a program of anticipated capital expenditures, if any, which are required prior to the next ensuing fiscal year, in which capital budget of each proposed expenditure will be designated either as mandatory or desirable, as Manager may determine.

             (b) An operating budget setting forth an estimate/projection of operating revenue and expenses for the ensuing fiscal year, together with an explanation of anticipated changes or modifications, if any, in facility utilization, rate and charges to patients or residents, payroll rates and positions, non-wage cost increases, and all other similar factors expected to differ significantly from those prevailing during the current fiscal year of the Facility, and the recommendations of Manager with respect thereto, if any.

               3.2. Accounting  Services - Owner.   The accounting services
          to be performed by Owner or under Owner's supervision shall include the following:

             (a) The preparation of a monthly balance sheet and statement of operations to be submitted to Manager within thirty (30) days after the end of each such period, including, but not limited to, the monthly general ledger, monthly profit loss statement and monthly balance sheet.

             (b) The maintenance  of payroll functions for employees of the

             Facility, including, but not limited to, the preparation of payroll checks, establishment of depository accounts for withholding taxes, the filing of payroll reports and returns, the payment of all such taxes on behalf of the Owner and the issuance of W-2 forms to all employees.


             (c) The maintenance of a complete general ledger recording and summarizing the transactions of the Facility.

             (d) The filing of all reports, including cost reports, with the appropriate governmental reimbursement and licensing agencies or entity, with the cost of filing same to be borne by Owner.

             (e) Perform all cash management functions.

             (f) Prepare from data input from the facility staff, all checks for accounts payable and deliver such checks to the facility.

             (g) Bill Medicare for all Medicare eligible residents.

             3.3. Bookkeeping Services - Manager. The bookkeeping services to be performed by the Manager or under the Manager's supervision shall include the following:

             (a) The maintenance of all records for resident billing, and billing for all accounts receivable and collection of same, with the exception of Medicare.

             (b) The maintenance of all records for accounts payable and the payment of the same.

             (c) The maintenance of the following payroll functions for employees of the Facility: The preparation of payroll time records and the computer input of that information in preparation for the Owner's processing and preparation of payroll checks.

             (d) Input into the facility's accounting package appropriate billing and accounts payable data.

             (e) Accounting and bookkeeping for patient trust account.

               3.4. Systems and Procedures. Manager shall monitor, review and make such recommendations as may be appropriate with respect to all accounting and financial systems and procedures for the Facility, including the collection and payment of all accounts and the supervision of all accounts receivable.

               3.5. Deposit and Disbursement of Funds. All revenue from operations and all monies otherwise received by the Facility (except for patient trust accounts, which shall be maintained in a separate local account) shall, upon receipt, be deposited in one or more banking institutions approved by the Owner which are members of the F.D.I.C., in accounts in the Owner's name all receipts and monies arising from the operation of the Facility or otherwise received by Manager for and on behalf of Owner. The owner shall periodically transfer all account balances in excess of a minimum balance to another Owner's account for payment of all costs, expenses, and expenditures of the facility.


                        IV. OTHER MANAGEMENT RESPONSIBILITIES


               4.1. Insurance.   To the extent  available upon commercially
          reasonable terms, Owner shall seek to procure and maintain in full force and effect the following insurance coverage:


             (a) Insurance against loss and/or damage to the Facility under a policy or policies covering such risks as are ordinarily insured-against by similar facilities, including, without limiting the generality of the foregoing, wind, fire, lightning, explosion, aircraft, vehicles, smoke damage and uniform standard extended coverage and vandalism and malice mischief endorsements, limited only as may be provided in the standard form of such endorsements at the time in use in the state in which the Facility is located.

             (b) Use and occupancy insurance, coverage loss of revenues by reason of the total or partial suspension of, or interruption in, the operation of the Facility caused by damage to or destruction of any part of the Facility, with such exceptions as are customarily imposed by insurers covering a period of suspension or interruption.

             (c) Comprehensive general public liability and landlord's liability insurance, protecting the Owner and Manager, as their interest may appear, against liability for injuries to persons and/or property, occurring on, in, or about the Facility in the minimum amount of $1 million liability to any one person for personal injuries and/or property damage and $million aggregate liability for any one occurrence.

             (d) Worker's compensation insurance respecting all employees of the Facility and all persons engaged in work on the Facility, if required by applicable law.

             (e) Boiler room insurance as defined and established by governmental requirements and regulations.

             (f) Professional liability insurance in the amount of $5 million or such other basic coverage limits as may be required under applicable state or federal law, or as are in the opinion of the Facility's insurance advisor sufficient to protect the Owner and Manager against liability for death, injury, loss, or damage occurring in the Facility.

             (g) Fidelity bonds or employee fidelity policy on all officers and employees of the Owner who collect or have custody of, or access to, the Facility's revenues.

             (h) Comprehensive and/or non-owner automobile-liability insurance.

              All such insurance, to the extent appropriate, will name the Facility, Owner, Manager, and lienholders of the Facility as co-insureds, as their respective interests may appear. The cost of all insurance policies shall be paid by Owner.

               Owner and the Manager hereby each waive any right or recovery against the other party for any claims that may be brought for any loss which is covered by fire and extended coverage insurance upon or relating to, the Facility and the furnishings and equipment thereon. This waiver of subrogation shall be valid and binding only in the event it is recognized and accepted by the fire and hazard insurance companies issuing policies required hereunder. Each party further agrees that its sole source of reimbursement of loss or damage shall be the insurance proceeds of the policies to be provided hereunder and that the other party shall not be liable for any damage or loss in excess of such insurance coverage.

             4.2. Purchase of Supplies, Equipment and Inventory.

             (a) Manager shall implement and maintain a system for the purchase of all items needed for the operation of the Facility, including all supplies, equipment and inventory. Manager shall seek to secure the lowest cost for these items reasonably available under the circumstances, including the credit-worthiness of Owner, consistent with the directive of Owner. All purchases may be made in the name of the Facility or Owner and for the account of the Facility.

             (b) Manager may purchase any item described in Section 4.2 (a) above from a company operated or affiliated with Manager; provided, however, that the purchase price for such items is equal to, or less than, the prices for such items generally available in the market area of Facility.

             (c) Where applicable, the actions or conduct of the Manager in fulfilling its obligations under Section 4.2 are subject to the terms and conditions of Section 4.3.

             (d) Manager agrees to abide by all corporate purchasing contracts, including, but not limited to its agreements with Red Line and Professional Therapy Services, Inc.

             4.3. Contracts and Other Services. In accordance with its annual plan and budget, Manager shall, in the name of and for the account of the Facility, negotiate and execute such agreements and contracts which it may deem necessary or advisable for the operation of the Facility, including the furnishing of utilities, extermination, refuse removal, and other services provided to the Facility by independent contracts. Manager shall obtain the prior written approval of Owner for any contract or agreement not included in the annual plan and budget and involving an aggregate annual expenditure of more than $10,000.00 or having a noncancellable term longer than sixty days and any contract or agreement effecting Medicare reimbursement.

               4.4.  Capital Improvements,  Repairs and Replacements.   The
          Manager  shall,  in  the  name  of and  for  the  account  of the
          Facility, negotiate and execute such agreements and contracts which it may deem advisable for the capital improvements to, or repairs of, or replacement of, the Facility's physical property, plant and equipment in order to seek to keep and maintain the Facility in good working order and condition to the extent such improvements, repairs or replacements are contemplated by the annual plan and budget, have otherwise been approved in writing by Owner or, with respect to expenditures not to exceed $500.00, are determined to be appropriate expenditures by Manager. Nothing herein shall preclude the right of the Owner to require that Manager solicit and procure three or more competitive bids for work contemplated hereunder, or to require Manager to solicit and procure additional competitive bids in the event Owner believes the agreement or contract forwarded by Manager is insufficient or inadequate for any reason.


               4.5. Rates. The annual plan and budget shall contain Manager's recommendations and suggestions for health care fees and charges to patients and residents, ancillary service fees, and all other costs and charges. Owner agrees to maintain a level of rates and charges sufficient to assure the operation of the Facility in a first-class manner and to provide for the payment of all expenses, management fees, and reserves as may be determined by Owner.


                                     V. PERSONNEL


               5.1. Employees, Pay Scales and Personnel Policies, Labor Unions. All employees of the Facility including the home administrator shall be on the Owner's payroll or leased by Owner, and shall be under the direction and control of the home administrator.

               5.2. Manager shall exercise reasonable care, in accordance with industry standards, in the selection of the home administrator and shall not be liable to Owner or to others for any act or omission on the part of such employee unless the Manager has failed to use reasonable care in the hiring, directing, or supervising of the home administrator.

               5.3. Manager shall have no liability for the payment of the wages, payroll taxes, fringe benefits, and other expenses of employment of the Facility's employees, including COBRA insurance continuation obligations.

               5.4. Owner shall have exclusive authority to contest the validity or amount of any real estate, property or ad valorem tax, or imposition on the Facility.

               5.5. Subject to the prior, written approval of the Owner, the Manager will negotiate on the Owner's behalf, and at the Owner's expense, with any labor union lawfully entitled to represent the employees of the Facility, and may approve such agreements or contracts as it deems to be in the best interest of all parties, subject to final written approval of the Owner. Nothing herein shall preclude the Owner from exercising its right to designate and authorize a representative, agent or attorney, other than Manager, to perform the negotiations contemplated herein and approve and execute any agreement or contract arising therefrom.


                              IV.  MANAGEMENT FEES AND TERMS

               6.1. Term. This Agreement shall become effective at 12:01 a.m. on April 1, 1995, and, unless earlier terminated in accordance with the provisions of this Agreement, shall terminate at 11:59 p.m. on March 31, 1996, a period of twelve (12) months, (the "Term"). Subject to Manager's compliance with the terms, conditions and/or covenants set forth herein, Manager shall be entitled to renew this Agreement for an additional twelve (12) months period, by giving Owner written notice of such election to renew this Agreement within ninety (90) days, but not less than thirty (30) days, prior to the expiration of the Term.

               6.2. Management Fee. The management fee ("Management Fee") payable to Manager shall be three and one-half percent (3.5%) of Net Patient Revenues, as defined herein. All Management Fees shall be paid on a monthly basis with payment being due and payable on, or before, the fifteenth (15th) of each calendar month based upon the Net Patient Revenues of the Facility for the preceding calendar month.

               The term, "Net Patient Revenues," with respect to the Facility, shall mean all revenues received or receivable from or by reason of, the operation of the Facility, or any other use of the Facility, including, without limitation, all patient or client revenues received or receivable for the use of or otherwise by reason of, all rooms, beds and other facilities provided, meals served, services performed or provided, space or facilities subleased or goods sold on the Facility, including, without limitation, and except as provided below, any other arrangements with third parties relating to the possession or use of any portion of the Facility; provided, however, that Net Patient Revenues shall not include nonoperating revenues such as interest income or income from the sale of assets not sold in the ordinary course of business; and provided further that there shall be excluded from such revenue:

             (i) contractual allowances for billings disallowed by the appropriate governmental agencies or third party providers; and

             (ii) federal, state or local sales or excise taxes and any tax based upon, or measured by, revenues which is added to or made a part of the amount billed to the patient or other recipient of such services or goods, whether included in the billing or stated separately.

             (iii) ancillary supplies sold directly to residents.


                    VII.  CAPITAL IMPROVEMENTS AND WORKING CAPITAL

               7.1. Capital Items. In accordance with the terms and conditions of this Agreement, the Owner shall have the obligation of advancing funds for the purchase of capital assets for improvements to the Facility and for the purchase of personal property and equipment for the Facility specifically approved by Owner. The Owner shall supply all funds and capital necessary to maintain any licensing and certification for the Facility. The Owner shall also provide funds for capital improvements to the Facility and for auxiliary functions in accordance with the annual plan and budget contemplated in Section 3.1 herein.

               7.2. Capital Expenditures. Manager is hereby authorized to incur expenses and liabilities in the ordinary course of rendering the services described herein to the Facility, including the purchase of capital assets in accordance with the terms of this Agreement, including Sections 3.1, 4.2, 4.3 and 4.4 herein. The determination of whether an expenditure constitutes a capital item shall be made in accordance with the accounting policy of the Owner and generally accepted accounting principles consistently applied.

               7.3. Working Capital. Owner shall be obligated to provide all working capital required to timely pay all operating expenses of the Facility, including, without limitation, the fees of Manager. Manager understands that Owner is not currently making debt service payments on its rate secured by the Facility and that such debt service payments are not likely to resume. Manager shall not be obligated to provide any working capital for the operation of the Facility.
                                  VIII. TERMINATION

               8.1. Termination--Events of Default. The parties shall be deemed in default hereunder in the following events:

             (a) except as otherwise provided herein, if a party hereto fails to perform any term, provision, agreement, or covenant of the Agreement, and such default shall continue for a period of thirty (30) days after receipt of written notice from the non-defaulting party setting forth the specific event of default, provided, however, that in the event any such default is, by its nature, not susceptible of being cured within said thirty (30) days, then such defaulting party shall have a reasonable time to effect said cure, so long as the defaulting party commences or causes to be commenced, such cure during said thirty (30) days and thereafter diligently pursues the same to completion.

             (b) if a party hereto shall voluntarily apply for, or consent to, the appointment of a receiver, trustee or liquidator of such party of all or a substantial part of its assets; file a voluntary petition in bankruptcy or admit in writing its inability to pay its debts as same become due; make a general assignment for the benefit of creditors or avail itself of any insolvency law; or if an order, judgement or decree shall be entered by any court of competent jurisdiction, on the application of a creditor, adjudicating such party bankrupt or insolvent, or appointing a receiver, trustee or liquidator for such party and such order, judgment or decree shall continue unstayed and in effect for any period of sixty (60) consecutive days.

             (c) if the Owner fails to make funds available to pay the expenses of the Facility as required hereunder, including Management Fees; and Owner fails to make them available within ten (10) days after written request by the Manager.

             (d) if the Facility or a major portion thereof, shall be damaged or destroyed by fire or other casualty; and if the Owner fails to undertake to repair, restore, or rebuild or replace any such damage or destruction within forty-five (45) days after such fire or other casualty, or shall fail to complete such work diligently once begun; then in case of either such event the tenn. of the Agreement may be terminated at the option of the Manager upon thirty (30) days' written notice to the Owner.

             (e) if the permits or licenses necessary for the operation of the Facility are at any time suspended, terminated or revoked, and such suspension, termination or revocation shall continue unstayed and in effect for a period of thirty (30) consecutive days; then in case of any such event, and upon the expiration of the thirty (30) day period, the term of this Agreement may be terminated at Manager's option upon five (5) days' written notice to the Owner.

                In the event any party hereto is in default as hereinabove described, the non-defaulting party may, at its option, in addition to its other remedies at law or in equity, terminate this Agreement by giving the defaulting party written notice of the decision to terminate, which termination shall be effective immediately (unless a longer notice period is required pursuant to paragraphs (d) or (e) above). In addition, in the event of termination, the party hereto obligated to pay hereunder shall, within ten (10) days of termination, deliver to the party hereto entitled to receive such payment, all sums then due and owing under the terms hereof.

               8.2. Termination Without Cause. Either party shall have the right to terminate this Agreement, without cause, upon. sixty
          (60) days' written notice to the other party. Should Owner terminate this agreement without cause, Owner shall be liable for payment of management fee through the date of termination.

               8.3 Termination via Sale or Lease. Should Owner either sell or lease the Facility during the original term of this Agreement, and the new owner or lessee wish to terminate this Agreement, such termination shall be effective upon the effective date of the sale or lease and Owner shall be liable for payment of management fee through the date of termination. Sale shall include the transfer of the facility to lender in full or partial satisfaction of debt.


                                  IX. MISCELLANEOUS

               9.1. Condemnation of Whole Facility. If the whole of the Facility shall be taken or condemned by eminent domain, condemnation, compulsory acquisition or like proceedings by any competent authority for any public or quasi-public use or purpose, or if such a portion thereof shall be taken or condemned as to make it imprudent or unreasonable to use the remaining portion as a Facility of the type and class immediately preceding such taking or condemnation; then, in either of such events, the term of this Agreement shall cease and terminate as of the date on which the Owner shall be required to surrender possession of the Facility as a consequence of such taking or condemnation. Manager shall continue to supervise and direct the management and operation of the Facility until such time as Owner shall be required to surrender possession of the Facility as a consequence of such taking or condemnation.

               9.2. Partial Taking. If only a part of the Facility shall be taken or condemned and the taking or condemnation of such part does not make it unreasonable to operate the remaining portion as a Facility of the type and class existing immediately preceding such taking or condemnation, then this Agreement shall not be terminated on account of such partial taking. In such event, the entire award shall belong to the Owner; but out of the award to the Owner, so much thereof as shall be reasonably necessary to reasonably repair any physical damage to the Facility or any part thereof, or to alter or modify the Facility or any part thereof, so as to render the Facility a complete and satisfactory architectural unit as a Facility of the same type and class immediately preceding the taking or condemnation, except for a possible reduction in size including number of beds, shall be used for that purpose subject in all cases to any restrictions imposed by the lender secured by the facility.

               9.3. Manager's Expenses. Except as otherwise specifically provided herein, the Facility and/or Owner shall not be responsible for any compensation, reimbursement, travel expenses, or out-of-pocket expenses, incurred or paid by Manager to any of its employees for work or activities necessary to carry out the terms and provisions of the Agreement, and the Manager's sole compensation shall be the Management Fee (as described in paragraph 6.2 hereof).

               9.4. Books and Records. All books, records and reports prepared or maintained by Manager or any other management company on behalf of Owner for or in connection with the operation of the Facility, shall be Owner's property, provided that Manager may make such copies thereof or extracts therefrom at Manager's sole expense, for its own use as the Manager may desire.

               9.5. Cooperation at Termination. Upon the expiration or earlier termination of this Agreement in accordance with its terms, Manager shall cooperate fully with the Owner in effecting an orderly transition to avoid any interruption in the rendering of the above-described services to the Facility and, in such event, shall promptly surrender to Owner all keys, contracts, other documents and records maintained by Manager in connection with the operations of the Facility within a ten (10) day time period.


               9.6. Parties Bound, Assignment. Subject to the terms and conditions thereof, this Agreement shall be binding upon, and inure to the benefit of the successors and assigns of Manager and Owner. Subject to the terms and conditions hereof, and further subject to the prior written approval of Owner, Manager shall have the right to assign this Agreement to any third party. Nothing in this Agreement shall preclude Owner from selling, leasing, assigning or transferring its interest in the Facility, subject to the terms of this Agreement.

               9.7. Notices. All Notices permitted or required hereunder shall be in writing and shall be deemed to have been duly given when delivered personally or when deposited in the United States mail, postage prepaid, registered or certified mail, return receipt requested, address to Owner or Manager, as the case may be, as follows:

          OWNER: Plantation Associates Limited Partnership 7000 Central Parkway, Suite 970
                         Atlanta, GA 30328

                         Attn: Mr. Alan Dahl and Mr. Kent Fosha, Sr.


          MANAGER:       Westcare Management, Inc.
                         3474 Liberty Road S. Salem, OR 97302
                         Attn: Robert M. Decker, President


          or to such other address(es) and to the attention of such other person(s) or officer(s) as either party may hereafter designate in writing by notice duly given.

               9.8. Indemnity. Subject to the provisions hereof, from the effective date of this Agreement, each party hereto hereby respectively covenants and agrees to indemnify and hold harmless the other party from and against any damage, loss, cost or expenses, including, but not limited to, any and all claims, demands, causes of action, court costs, fines, damages, judgments and reasonable attorneys fees incurred by either such party in connection with any of the foregoing as a result of the breach of any provision of this Agreement by such indemnifying party. The indemnified party will have the right, through counsel of its choice, to control any matter to the extent it could directly or indirectly affect said party financially.


               9.9. Section Headings. The section headings throughout this instrument are for convenience and reference only; and the words contained therein shall not in any way be held to explain, modify, amplify, or aid in the interpretation, construction or meaning of the provisions of this Agreement.

               9.10. Complete Agreement. This Agreement contains the full and complete agreements between the parties hereto, and all prior negotiations and agreements pertaining to the subject matters hereof are merged into this Agreement. Each party expressly disclaims reliance upon any facts, promises, undertakings, or reliance upon any other party, or its agents, prior to the execution of this Agreement. This Agreement is one which cannot be modified or altered, irrespective of what might take place or occur, unless each of the parties hereto expressly agrees to such modification in writing. The parties acknowledge and agree that this Agreement is separate and distinct from, and with separate and distinct rights, duties and obligations of, any other agreement by and between the parties hereto.

               9.11. Severability. In the event any provisions hereof shall be held invalid by any court in any respect, such adjudication shall not invalidate or render ineffective the remaining provisions of this Agreement, which provisions shall remain in full force and effect as if this Agreement had been executed with the invalid portions thereof eliminated. It is hereby declared the intention of the parties that they would have executed the remaining portions of this Agreement without including any such part, parts, or portions which may, for any reason, be hereafter declared invalid.

               9.12.  Omnibus Reconciliation  Act of  1980.   It is  hereby
          understood by both parties herein that, pursuant to Section 952 of the Omnibus Reconciliation act of 1980:

             (1) until the expiration of four (4) years after the furnishing of any services pursuant to this Agreement, the parties to this Agreement will. make available, upon written request of the Secretary of Health and Human Services, or the Comptroller General of the United States, or any of their fully authorized representatives, copies of this Agreement and any books, documents, records and other data of either party that are necessary to certify the nature and extent of costs incurred by either party for said service; and

             (2) subject to the terms and conditions of this Agreement, if either party to this Agreement carries out any of its duties under this Agreement through a subcontract through a related organization involving a value or cost of $10,000.00 or more over a twelve (12) month period, each party will cause such subcontract to contain a clause to the effect that, until the expiration of four (4) years after the furnishing of any services, pursuant to said contract, the related organization will make available, upon written request of the Secretary of Health and Human Services, or the Comptroller General of the United States, or any of their duly authorized representatives, copies of said contract and any books, documents, records, and other data of said related organization that are necessary to certify the nature and extent of costs incurred by either party for said services.


               9.13. Governing Law, Jurisdiction and Venue. This Agreement shall be governed by and shall be construed and interpreted in accordance with the laws of the State of Oregon. [The parties hereto expressly submit to the jurisdiction of all Federal and State Courts located, sitting or presiding in the City of Portland, County Multnomah, State of Oregon. Moreover, the parties agree that venue to resolve or adjudicate any and all disputes arising under, or related to, the construction of, or the parties' obligations or performance under, this Agreement shall be vested in either the United States District Court for the District of Oregon, Portland, Oregon.]

               9.14. Each of the parties hereto represents and warrants that the person executing this Agreement is duly authorized to enter into and execute this Agreement for and on behalf of the party each such person purports to represent.

             EXECUTED on this 22nd day of March, 1995.


                         OWNER: Plantation Associates Limited Partnership WelCare Service Corporation-IV,
                                  Its General Partner

                         BY:

                         TITLE:


                         MANAGER: Westcare Management, Inc.


                         BY:
                                   Van F. Moore

                         TITLE:   Vice President

          Exhibit 10.4
                     RIGHT OF FIRST REFUSAL AND OPTION AGREEMENT
                               (Plantation Care Center)


             THIS RIGHT OF FIRST REFUSAL AND OPTION AGREEMENT (this "Agreement") is made and entered into as of the 1st day of April, 1995, by and between PLANTATION ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Plantation"), and WESTCARE MANAGEMENT, INC., a Oregon corporation ("Westcare").

                                 W I T N E S S E T H:

             WHEREAS,  Plantation is  the  owner of  a nursing  care center
          located  at   820  Cottage  Street,  N.E.,   Salem,  Oregon  (the
          "Facility");

             WHEREAS,   Plantation  has  engaged  Westcare  to  manage  the
          Facility pursuant to that certain Management Agreement dated as of April 1, 1995 (the "Management Agreement");

             WHEREAS, Plantation and Westcare desire to provide for Westcare to have the right of first refusal and option to purchase the Facility, subject to the terms and conditions set forth herein.

             NOW,  THEREFORE, for and  in consideration  of TEN  AND NO/100
          DOLLARS ($10.00) cash in hand and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Plantation and Westcare hereby agree as follows:

             1. Definitions.    Except   as  defined  in   this  Agreement,
          capitalized terms shall have the meanings ascribed to such terms in the Management Agreement.

             2. Right of First Refusal.

                2.1 Right of First Refusal. During the term of the Management Agreement, Plantation shall not sell, transfer, convey or otherwise dispose of the Facility and all real, personal and intangible property located at the Facility or used in the business operated on the Facility (collectively, the "Property"), or any substantial part thereof, without first offering the same to Westcare in accordance with the terms and provisions hereof; provided, however, that the institution of foreclosure proceedings by the holder of the mortgage secured by the Property (the "Mortgagee") will not be considered a disposition subject to Westcare's right of first refusal.

                2.2 Procedures. In the event Plantation (a) determines to sell the Property or any substantial part thereof,
          (b) receives from a third party a bona fide offer to purchase the

          Property or any substantial part thereof, which Plantation desires to accept, or (c) makes to a third party a bona fide offer to sell the Property or any substantial part thereof, which such third party desires to accept, Plantation shall, prior to Plantation's sale of the Property or such part thereof, give to Westcare written notice of Plantation's intention to sell the Property or such part thereof, or of such offer, as applicable (herein called a "Notice of Offer"), identifying and setting out accurately and in detail the Property covered thereby (the "Notice Property"), the price and all of the conditions and terms of the proposed sale, including (in the event the Notice of Offer details an offer made by or to Plantation to or from a third party purchaser) the proposed purchaser and such purchaser's intended use of the Notice Property. In each event described above, Plantation agrees that Westcare shall have the primary right, at its election, to purchase the Notice Property for the price and on the terms specified in the Notice of Offer, which option shall be exercised by Westcare's giving written notice of exercise thereof to Plantation within fifteen (15) days after Westcare's receipt of the Notice of Offer.
             In the event Westcare shall exercise the right to purchase the Notice Property, the sale and purchase of the Notice Property shall be closed within a reasonable time after exercise of such right and, in any event, within sixty (60) days after Westcare's notice to Plantation of its exercise of the right to purchase the Notice Property. If, however, Westcare does not elect within the time and in the manner above provided to exercise such option, then Plantation may, at any time within sixty (60) days after expiration of such fifteen (15) day offer period, sell the Notice Property to any bona fide third party purchaser (in the event the Notice of Offer was not premised on an offer to or from a particular third party purchaser) or to the proposed purchaser identified in the Notice of Offer, if applicable, for the price and on the terms specified in the Notice of Offer, but any later sale, any sale of Property other than the Notice Property, any sale for a different price, any sale on substantially different terms, or, if the Notice of Offer is premised on a third party offer, any sale to a different purchaser, must again be submitted to Westcare in a Notice of Offer as required above. If the Notice Property is sold by Plantation to a third party after Westcare has failed to exercise its right of first refusal with respect to such sale as herein provided, such third party purchaser shall take the Notice Property from Plantation free and clear of the rights of Westcare set forth herein, and in such event, Westcare agrees to execute such release or other instrument as may reasonably be requested by Plantation, but any part of the Property or interest therein which is retained or reserved by Plantation shall remain subject to the right of first refusal of Westcare under this Agreement.

                2.3 Closing. At the closing of such purchase of the Notice Property by Westcare pursuant to the right of first refusal contained herein, Plantation shall deliver to Westcare a properly executed and acknowledged warranty deed with respect to the Notice Property, subject to such exceptions as may have been identified by a title examination and survey of the Property.

             3. Option to Purchase the Property.

                3.1      Option.   Plantation hereby grants and  conveys to
          Westcare an irrevocable and exclusive option to purchase the Property from Plantation.

                3.2 Option Term. The term of this option to purchase shall begin on the date of this Agreement (the "Option Initiation Date") and shall continue until the termination of the Management Agreement as provided therein (the "Option Termination Date"). This option may be exercised at any time from the Option Initiation Date until the Option Termination Date by written notice of such exercise delivered to Plantation in accordance with the provisions of Section 5, hereof, for giving notice. Upon the giving of such notice, this instrument shall thereupon constitute a binding contract for the purchase and sale of the Property between Westcare and Plantation at the price determined in accordance with Section 3.3 hereof and upon any additional terms to which Plantation and Westcare shall agree.

                3.3 Purchase Price. If this option is exercised, the purchase price for the Property shall be the amount of the outstanding mortgage indebtedness encumbering the Property, which is currently $1,250,000, plus any unpaid interest accruing after February 1, 1995.

             4. Further Assurances. Plantation hereby agrees that it will reasonably cooperate with Westcare in Westcare's dealings with Mortgagee in connection with Westcare's attempts to exercise its right of first refusal or its option to purchase the Property, pursuant to the terms of this Agreement.

             5. Binding; Assignability. This Agreement shall constitute a covenant running with the land, and the terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of Plantation, Westcare and their respective successors and assigns; provided, however, that Westcare may not assign this Agreement without the prior written consent of Plantation.

             6. Notices. All notices required or permitted to be given under the terms of this Agreement shall be in writing and shall be deemed given when delivered personally, telecopied (transmission confirmed), or, if mailed (by first class mail with postage prepaid, return receipt requested), when received, addressed or telecopied, as the case may be, to the appropriate address or telecopier number set forth below:

                To Westcare:       Westcare Management, Inc.
                                   3474 Liberty Road South
                                   Salem, Oregon  97302
                                   Attention: Van Moore
                                   Telecopy Number:_______________

                To Plantation:          WelCare Service Corporation - V
                                   7000 Central Parkway
                                   Suite 970
                                   Atlanta, Georgia 30328
                                   Attention: Alan C. Dahl
                                   Telecopy Number:  (404) 395-9776

             Either party may change its address by giving notice to the other party as aforesaid.

             7. Entire Agreement; Amendments. This Agreement contains the entire agreement between the parties hereto, and no prior oral or written, and no contemporaneous oral representations or agreements between the parties with respect to the subject matter of this Agreement shall be of any force and effect. Any additional amendments or modifications to this Agreement shall be of no force or effect unless in writing and signed by both Westcare and Plantation.

             8. Governing Law. This Agreement and all the terms and provisions and the rights and obligations of the parties hereto shall be governed by, and construed and enforced in accordance with, the laws of the State of Oregon to the extent allowable (without regard to its rules of conflicts of laws).

             9. Captions and Headings. The captions and headings throughout this Agreement are for convenience and reference only, and the words contained therein shall in no way be held or deemed to define, limit, describe, explain, modify, amplify or add to the interpretation, construction or meaning of any provision of or the scope or intent of this Agreement nor in any way affect this Agreement.

             10.   Counterparts.   This  Agreement  may   be  executed   in
          counterparts, each of which shall constitute an original and all of which together shall constitute one and the same Agreement.

             IN WITNESS WHEREOF, the parties hereto have executed, sealed and delivered this Agreement through their duly authorized representatives, as of the date first above written.


                                   "PLANTATION":

                                   PLANTATION ASSOCIATES LIMITED
                                   PARTNERSHIP, a Georgia corporation

                                   Welcare Service Corporation - V,
                                   Its General Partner


                                   By:________________________________

                                      Alan C. Dahl, Vice President





                                   "WESTCARE":

                                   WESTCARE MANAGEMENT, INC.


                                   By:_______________________________