Form 10-Q/A
period 1995-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1995-06-23
CIK 764544

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q/A


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





                                THERE ARE NO EXHIBITS
                                PAGE ONE OF 10 PAGES.





    PART I. - FINANCIAL INFORMATION

    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED BALANCE SHEETS

                                                    March 31    December 31,
                                                 1995          1994
                                                  (Unaudited)
    ASSETS
    Current assets:
      Cash and cash equivalents                  $    379,018  $    716,188
      Accounts receivable, net of allowance
        for doubtful accounts of $168,133           1,102,933     1,199,849
      Prepaid expenses                                216,946       357,152
      Property held for sale (Notes 5 and 7)        8,733,456    10,267,062
        Total current assets                       10,432,353    12,540,251

    Other:
      Deferred loan costs, net of accumulated
        amortization of $110,613 and $94,253           20,269        23,540
        Total other assets                             20,269        23,540
                                                 $ 10,452,622  $ 12,563,791

    LIABILITIES AND PARTNERS' DEFICIT
    Current liabilities:
      Current maturities of long-term debt,
       including debt in default of $3,624,314
        and $3,491,885 (Note 8)                  $  8,574,545  $  9,982,997
      Trade accounts payable                          177,390       372,530
      Insurance payable                                78,958        98,462
      Medicaid settlement payable (Note 6)            258,969       258,969
      Accrued interest (Note 7)                     3,382,296     4,480,481
      Accrued real estate taxes                       278,944       487,613
      Other liabilities                               247,837       293,149
        Total current liabilities                  12,998,939    15,974,201

    Advances from former affiliates (Note 10)               -     4,348,983
    Deferred gain on installment sale                 278,166       278,166
        Total liabilities                          13,277,105    20,601,350

    Partners' deficit:
      Limited partners                             (1,962,895)   (6,998,320)
      General partners                               (861,588)   (1,039,239)
        Total partners' deficit                    (2,824,483)   (8,037,559)
                                                 $ 10,452,622  $ 12,563,791






















    See accompanying notes to consolidated financial statements.          2





    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited)

                                            Three months ended March 31,
                                                1995           1994

    Revenues:
      Operating revenue                         $ 2,476,195    $2,263,227
      Interest income                                22,009        19,838
        Total revenues                            2,498,204     2,283,065

    Expenses:
      Operating expenses                          2,392,092     2,423,434
      Interest                                      156,767       154,715
      Depreciation and amortization                  93,656       100,275
      Partnership administration costs               20,677        19,553
        Total expenses                            2,663,192     2,697,977

        Operating loss                             (164,988)     (414,912)

          Loss on transfer of property (Note 7)  (1,465,761)            -

          Litigation settlement income (Note 10)          -        32,354

          Loss before extraordinary gains        (1,630,749)     (382,558)

          Extraordinary gain on extinguishment
           of debt (Note 7)                       2,494,842             -

          Extraordinary gain on settlement
           of advances (Note 10)                  4,348,983             -

    Net income (loss)                           $ 5,213,076    $ (382,558)

    Net income (loss) per L.P. unit

          Loss before extraordinary gain        $    (54.38)   $   (12.41)

          Extraordinary gain on extinguishment
          of debt                                     83.45             -

          Extraordinary gain on settlement
          of advances                                141.07             -

    Net income (loss) per L.P. unit             $    170.14    $   (12.41)

    L.P. units outstanding                           29,596        29,596
























    See accompanying notes to consolidated financial statements.        3









































































































































    CONSOLIDATED RESOURCES HEALTH CARE FUND V
    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
     (Unaudited)

                                                              Total
                                                              Partners'
                                    General      Limited      Deficit

    Balance, at December 31, 1993   $  (966,115) $(5,243,348) $(6,209,463)

    Net loss                            (15,302)    (367,256)    (382,558)

    Balance, at March 31, 1994      $  (981,417) $(5,610,604) $(6,592,021)


    Balance, at December 31, 1994   $(1,039,239) $(6,998,320) $(8,037,559)

    Net income                          177,651    5,035,425    5,213,076

    Balance, at March 31, 1995      $  (861,588) $(1,962,895) $(2,824,483)














































    See accompanying notes to consolidated financial statements         4





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

                                   CONSOLIDATED RESOURCES HEALTH CARE FUND V
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                Three months ended March 31,
                                                   1995         1994

    Reconciliation of Net Income (Loss) to Cash
    Used in Operating Activities:

    Net income (loss)                              $ 5,213,076  $  (382,558)
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Depreciation and amortization                     93,656      100,275
      Loss on transfer of property                   1,465,761            -
      Gain on extinguishment of debt                (2,494,842)           -
      Gain on settlement of advances                (4,348,983)
      Changes in operating assets and liabilities:
         Accounts receivable                            96,916     (148,985)
         Other current assets                          140,206       35,962
         Trade accounts payable and other
          current liabilities                         (454,397)     (74,448)

    Cash used in operating activities              $  (288,607) $  (469,754)









































    See accompanying notes to consolidated financial statements.          6







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

          NOTE 10.

          In November 1990, the Partnership filed claims against Southmark Corporation ("Southmark") in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the Partnership in August of 1991. The Partnership and Southmark reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994. Under this settlement, Southmark paid the partnership $32,354, which was included in litigation settlement income in the accompanying statements of operation.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have been resolved with Southmark. Prior to the settlement, Southmark and the Corporate General Partner of the Partnership each asserted their position with respect to operating advances made to the Partnership prior to 1990.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND V

                        By:    WELCARE  CONSOLIDATED  RESOURCES CORPORATION
                               OF AMERICA,
                               Corporate General Partner



          Date: June 22, 1995      By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         Sole Director and
                                         Principal Executive Officer of the
                                         Corporate General Partner




          Date: June 22, 1995      By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Principal Financial Officer of the
                                         Corporate General Partner