Form 10-Q
period 1995-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1995-08-14
CIK 764544

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


  (Mark one)

  (X)  QUARTERLY   REPORT  PURSUANT   TO  SECTION   13   OR  15   (d)  OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   June 30, 1995
                                         OR
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                         Commission file number   0-14436



                          CONSOLIDATED RESOURCES HEALTH CARE FUND V
                (Exact name of registrant as specified in its charter)


                                 Georgia                 58-1618135
                    (State or other jurisdiction(I.R.S. Employer
                of incorporation or organization)(identification No.)



                7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)       (Zip Code)



  Registrant's telephone number, including area code   770-698-9040



  Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes    x      No





                               THERE ARE NO EXHIBITS
                                PAGE ONE OF 15 PAGES.



PART I. - FINANCIAL INFORMATION

CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED BALANCE SHEETS

                                                June 30,    December 31,
                                             1995          1994
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    721,950  $    716,188
  Accounts receivable, net of allowance
    for doubtful accounts of $168,133             960,658     1,199,849
  Prepaid expenses                                275,086       357,152
  Property held for sale (Notes 5 and 7)        8,658,129    10,267,062
    Total current assets                       10,615,823    12,540,251

Other:
  Deferred loan costs, net of accumulated
    amortization of $113,885 and $107,341          16,996        23,540
    Total other assets                             16,996        23,540
                                             $ 10,632,819  $ 12,563,791

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt,
   including debt in default of $3,624,314
    and $3,491,885 (Note 8)                  $  8,550,779  $  9,982,997
  Trade accounts payable                          278,102       372,530
  Insurance payable                                81,015        98,462
  Medicaid settlement payable (Note 6)            258,969       258,969
  Accrued interest (Note 7)                     3,404,046     4,480,481
  Accrued real estate taxes                       348,870       487,613
  Other liabilities                               285,037       293,149
    Total current liabilities                  13,206,818    15,974,201

Advances from former affiliates                         -     4,348,983
Deferred gain on installment sale                 278,166       278,166
    Total liabilities                          13,484,984    20,601,350

Partners' deficit:
  Limited partners                             (1,989,470)   (6,998,320)
  General partners                               (862,696)   (1,039,239)
    Total partners' deficit                    (2,852,165)   (8,037,559)
                                             $ 10,632,819  $ 12,563,791












See accompanying notes to consolidated financial statements.          2




CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)

                              Three months ended      Six months ended
                              June 30,                June 30,
                              1995        1994        1995         1994

Revenues:
  Operating revenues          $2,633,426  $2,558,289  $ 5,109,621  $4,821,516
  Interest income                 19,815      17,354       41,824      37,191
    Total revenues             2,653,241   2,575,643    5,151,445   4,858,707

Expenses:
  Operating expenses           2,414,413   2,475,784    4,806,505   4,899,218
  Interest                       159,113     160,086      315,880     314,801
  Depreciation and amortization 97,008 87,869 190,664 188,144 Partnership administration
     costs                        10,389     116,651       31,066     136,204
    Total expenses             2,680,923   2,840,390    5,344,116   5,538,367

    Operating loss               (27,682)   (264,747)    (192,670)   (679,660)

      Loss on transfer of
          property (Note 7)            -           -   (1,465,761)          -

      Litigation settlement
          income (Note 10)             -           -            -      32,354

      Loss before extraordinary
          gain                   (27,682)   (264,747)  (1,658,431)   (647,306)

      Extraordinary gain on
       extinguishment of debt
       (Note 7)                        -           -    2,494,842           -

      Extraordianay gain on
      settlement of advances           -           -    4,348,983           -
      ( Note 10)

Net income (loss)             $  (27,682) $ (264,747) $ 5,185,394  $ (647,306)

Net income (loss) per L.P. unit

      Loss before extraordinary
         gain                      (0.90)      (8.59)      (55.28)     (21.00)
      Extraordinary gain on
      extinguishment of debt           -           -        83.45           -

      Extraordinary gain on
      settlement of advances           -           -       141.07           -
Net income (loss)
   per L.P. unit              $    (0.90) $    (8.59) $    169.24  $   (21.00)

L.P. units outstanding            29,596      29,596       29,596      29,596














See accompanying notes to consolidated financial statements.              3


CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                               Six months ended June 30,
                                               1995         1994

Operating Activities:
  Cash received from residents and
  government agencies                          $ 5,348,813  $ 4,925,239
  Cash paid to suppliers and employees          (4,744,386)  (4,581,982)
  Settlement received                                    -       32,354
  Interest received                                 41,824       37,191
  Interest paid                                   (279,902)    (314,801)
  Property taxes paid                             (269,850)    (218,111)
Cash provided by (used in)
  operating activities                              96,499     (120,110)

Investing Activities:
  Additions to property and equipment              (40,948)     (12,193)
Cash used in investing activities                  (40,948)     (12,193)

Financing Activities:
  Principal payments on long-term debt             (49,789)     (52,337)
Cash used in financing activities                  (49,789)     (52,337)

Net decrease in cash and cash equivalents            5,762     (184,640)

Cash and cash equivalents, beginning of period     716,188    1,164,637

Cash and cash equivalents, end of period       $   721,950  $   979,997



























See accompanying notes to consolidated financial statements.          5

                               CONSOLIDATED RESOURCES HEALTH CARE FUND V
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Six months ended June 30,
                                               1995         1994

Reconciliation of Net Income (Loss) to Cash
Used in Operating Activities:

Net income (loss)                              $ 5,185,394  $  (647,306)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                    190,664      188,144
  Loss on transfer of property                   1,465,761            -
  Gain on settlement of advances                (4,348,983)           -
  Gain on extinguishment of debt                (2,494,842)           -
  Changes in operating assets and liabilities:
     Accounts receivable                           239,191      103,723
     Other current assets                           82,066       46,107
     Trade accounts payable and other
      current liabilities                         (222,752)     189,222

Cash ( provided by ) used in
  operating activities                         $    96,499  $  (120,110)






























See accompanying notes to consolidated financial statements.          6


CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
 (Unaudited)

                                                            Total
                                                            Partners'
                                General       Limited       Deficit

Balance, at December 31, 1993   $   (966,115) $ (5,243,348) $ (6,209,463)

Net loss                             (25,892)     (621,414)     (647,306)

Balance, at June 30, 1994       $   (992,007) $ (5,864,762) $ (6,856,769)


Balance, at December 31, 1994   $ (1,039,239) $ (6,998,320) $ (8,037,559)

Net income                           176,543     5,008,850     5,185,394

Balance, at June 30, 1995       $   (862,696) $ (1,989,470) $ (2,852,165)




































See accompanying notes to consolidated financial statements.           4





                      CONSOLIDATED RESOURCES HEALTH CARE FUND V
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                         Six Months Ended
                                                               June 30,
                                                           1995       1994

          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .          $310,845$287,068
             Financial accounting, data processing,
               tax reporting, legal and compliance,
               investor relations and supervision
               of outside services  . . . . . . . .          $31,066$40,453
          NOTE 4.

          The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has working capital deficiencies, has defaulted on certain debt and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's continued existence is dependent on its ability to generate sufficient cash flow to obtain alternative financing from refinancing sources in order to meet its ongoing obligations.
          NOTE 5.
          At June 30, 1995 and December 31, 1994, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

          Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 7, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at June 30, 1995, was $2,279,237.

          During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1995 or 1996. The net book values of the properties at June 30, 1995, were $4,882,397 and $1,229,770 for River Hills
          South and Plantation Care Center, respectively.

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

          The Partnership ceased debt service on its $1,250,000 note payable secured by a mortgage on Plantation Care Center ("Plantation"), during March 1995. The Partnership is currently in negotiations with the lender, and has found a prospective purchaser for the facility. This note accrues interest at 7% per annum.

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

          The Partnership will continue to operate Plantation Care Center ("Plantation") and River Hills South ("RHS") and plans to sell all of the Partnership's remaining facilities to prospective purchasers or negotiate a settlement with its lenders. Accordingly, at June 30, 1995 and December 31, 1994, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

          Results of Operations

          Revenues:

          Operating revenue showed an increase of $75,137 for the quarter ended June 30, 1995, as compared to the second quarter of the prior year. Operating revenues at Plantation decreased by $140,327 due primarily to a lower patient census as compared to the prior year. The decrease at Plantation was more than offset by an increase in Medicare patient days and increased reimbursement rates at RHS.
          Expenses:

          Operating expenses showed a decrease of $61,371 for the quarter ended June 30, 1995, compared to the same period of the prior year. Operating expenses at Plantation decreased by $114,812 due to reduced staffing necessitated by lower patient census. Operating expenses increased at RHS due to higher utilization of skilled nursing and therapy services in connection with the increase in Medicare patient days.

          Liquidity and Capital Resources

          At June 30, 1995, the Partnership held cash and cash equivalents of $721,950, a increase of $5,762 from December 31, 1994. Cash is being held in reserve for working capital, capital improvements, and operating contingencies.

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

          Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. As discussed in Item 1, Note 8, the facility's operational management was changed to a local management company with the expectation that the transaction would lead the a sale of the facility. The Partnership will continue its efforts to sell Plantation in an amount that would satisfy the facility's underlying debt. Should the Partnership be unable to negotiate a settlement with the holder of Plantation's debt or sell the facility at an amount equal to its debt, the Partnership's ability to continue as a going concern could be adversely affected.

          As of June 30, 1995, the Partnership was current on its debt service related to its mortgage secured by RHS.

          During March 1995, the Partnership was notified by the Idaho Medicaid program that the Partnership will have to pay approximately $258,000 in retrospective settlements related to its previously sold Idaho facilities. The Partnership anticipates these amounts will be due during the third quarter of 1995.

          As of June 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                     None

          (b)      Reports on Form 8-K

                     None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND V

                        By:    WELCARE SERVICE CORPORATION - V
                               Managing General Partner



          Date:                   By:    /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         President



          Date:                   By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Vice President and Principal
                                         Financial Officer