Form 10-Q
period 1995-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1995-11-15
CIK 764544

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


   (Mark one)

   (X)  QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
                           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        September 30, 1995
                                         OR
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





                               THERE ARE NO EXHIBITS
                                PAGE ONE OF 14 PAGES.



                         PART I. - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATMENTS
                   CONSOLIDATED RESOURCES HEALTH CARE FUND V
                          CONSOLIDATED BALANCE SHEETS

                                              September 30, December 31,
                                                  1995          1994
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    550,490  $    716,188
  Accounts receivable, net of allowance
    for doubtful accounts of $168,133           1,077,212     1,199,849
  Prepaid expenses                                309,013       357,152
  Property held for sale (Notes 5 and 7)        8,594,354    10,267,062
    Total current assets                       10,531,069    12,540,251

Other:
  Deferred loan costs, net of accumulated
    amortization of $117,157 and $107,341          13,725        23,540
    Total other assets                             13,725        23,540
                                             $ 10,544,794  $ 12,563,791

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt,
   including debt in default of $3,624,314
    and $3,491,885 (Note 8)                  $  8,526,340  $  9,982,997
  Trade accounts payable                          328,164       372,530
  Insurance payable                                78,971        98,462
  Medicaid settlement payable (Note 6)            258,969       258,969
  Accrued interest (Note 7)                     3,425,882     4,480,481
  Accrued real estate taxes                       410,750       487,613
  Other liabilities                               279,595       293,149
    Total current liabilities                  13,308,671    15,974,201

Advances from former affiliates                         -     4,348,983
Deferred gain on installment sale                 278,166       278,166
    Total liabilities                          13,586,837    20,601,350

Partners' deficit:
  Limited partners                             (2,171,752)   (6,998,320)
  General partners                               (870,291)   (1,039,239)
    Total partners' deficit                    (3,042,043)   (8,037,559)
                                             $ 10,544,794  $ 12,563,791












See accompanying notes to consolidated financial statements.          2



























































                   CONSOLIDATED RESOURCES HEALTH CARE FUND V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three months ended      Nine months ended
                              September 30,           September 30,
                              1995        1994        1995        1994

Revenues:
  Operating revenues          $2,537,704  $2,626,381  $7,647,325  $7,447,897
  Interest income                 19,516      32,940      61,340      70,131
    Total revenues             2,557,220   2,659,321   7,708,665   7,518,028

Expenses:
  Operating expenses           2,476,924   2,573,098   7,283,429   7,472,316
  Interest                       158,515     162,591     474,395     477,392
  Depreciation and amortization 91,860 93,976 282,524 282,120 Partnership administration
     costs                        19,799       6,851      50,865     143,055
    Total expenses             2,747,098   2,836,516   8,091,213   8,374,883

    Operating loss              (189,878)   (177,195)   (382,548)   (856,855)

      Loss on transfer of
          property (Note 7)            -           -   (1,465,761)        -

      Litigation settlement
          income (Note 10)             -           -           -      32,354

      Loss before extraordinary
          gain                  (189,878)   (177,195)  (1,848,309)  (824,501)

      Extraordinary gain on
         extinguishment of debt
         (Note 7)                      -           -   2,494,842           -

      Extraordinary gain on
        settlement of advances         -           -   4,348,983           -
        ( Note 10)

Net income (loss)             $ (189,878) $ (177,195) $4,995,516  $ (824,501)

Net income (loss) per L.P. unit

      Loss before extraordinary
         gain                      (6.16)      (5.75)     (61.44)     (26.74)
      Extraordinary gain on
        extinguishment of debt         -           -       83.45           -

      Extraordinary gain on
        settlement of advances         -           -      141.07           -
Net income (loss)
   per L.P. unit              $    (6.16) $    (5.75) $   163.08  $   (26.74)

L.P. units outstanding            29,596      29,596      29,596      29,596














See accompanying notes to consolidated financial statements.               3


               CONSOLIDATED RESOURCES HEALTH CARE FUND V
             CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                              (Unaudited)

                                                            Total
                                                            Partners'
                                General       Limited       Deficit

Balance, at December 31, 1993   $   (966,115) $ (5,243,348) $ (6,209,463)

Net loss                             (32,980)     (791,521)     (824,501)

Balance, at September 30, 1994  $   (999,095) $ (6,034,869) $ (7,033,964)


Balance, at December 31, 1994   $ (1,039,239) $ (6,998,320) $ (8,037,559)

Net income                           168,948     4,826,568     4,995,516

Balance, at September 30, 1995  $   (870,291) $ (2,171,752) $ (3,042,043)




































See accompanying notes to consolidated financial statements.           4

                   CONSOLIDATED RESOURCES HEALTH CARE FUND V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                          Nine months ended September 30,
                                               1995         1994

Operating Activities:
  Cash received from residents and
  government agencies                          $ 7,769,962  $ 7,557,288
  Cash paid to suppliers and employees          (7,170,581)  (7,381,817)
  Settlement received                                    -       32,354
  Interest received                                 61,340       70,131
  Interest paid                                   (416,581)    (531,625)
  Property taxes paid                             (269,849)    (163,878)

Cash used in operating activities                  (25,709)    (417,547)

Investing Activities:
  Additions to property and equipment              (65,762)     (25,740)
Cash used in investing activities                  (65,762)     (25,740)

Financing Activities:
  Principal payments on long-term debt             (74,228)     (27,278)
Cash used in financing activities                  (74,228)     (27,278)

Net decrease in cash and cash equivalents         (165,698)    (470,565)

Cash and cash equivalents, beginning of period     716,188    1,164,637

Cash and cash equivalents, end of period       $   550,490  $   694,072



























See accompanying notes to consolidated financial statements.          5

                  CONSOLIDATED RESOURCES HEALTH CARE FUND V
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                           Nine months ended September 30,
                                               1995         1994

Reconciliation of Net Income (Loss) to Cash
Used in Operating Activities:

Net income (loss)                              $ 4,995,516  $  (824,501)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                    282,524      282,120
  Loss on transfer of property                   1,465,761            -
  Gain on settlement of advances                (4,348,983)           -
  Gain on extinguishment of debt                (2,494,842)           -
  Changes in operating assets and liabilities:
     Accounts receivable                           122,637      109,391
     Other current assets                           48,139       46,431
     Trade accounts payable and other
      current liabilities                          (96,460)     (30,988)

Cash used in operating activities              $   (25,709) $  (417,547)






























See accompanying notes to consolidated financial statements.          6




                      CONSOLIDATED RESOURCES HEALTH CARE FUND V
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                         Nine Months Ended
                                                            September 30,
                                                           1995       1994

          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .      $427,113    $444,661
             Financial accounting, data processing,
               tax reporting, legal and compliance,
               investor relations and supervision
               of outside services  . . . . . . . .      $ 50,865    $ 57,922

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

          NOTE 5.

          At September 30, 1995 and December 31, 1994, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

          Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 7, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at September 30, 1995, was $2,279,237.

          During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1995 or 1996. The net book values of the properties at September 30, 1995, were $4,834,664 and $1,480,453 for River
          Hills South and Plantation Care Center, respectively.

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

          Results of Operations

          Revenues:

          Operating revenue showed a decrease of $88,677 for the quarter ended September 30, 1995, as compared to the third quarter of the prior year. Operating revenues at Plantation decreased by $122,990 due primarily to a lower patient census as compared to the prior year.

          Expenses:

          Operating expenses showed a decrease of $85,567 for the quarter ended September 30, 1995, compared to the same period of the prior year. Operating expenses at Plantation decreased by $32,109 due to reduced staffing necessitated by lower patient census.

          Liquidity and Capital Resources

          At September 30, 1995, the Partnership held cash and cash equivalents of $550,490, a decrease of $165,698 from December 31, 1994. Cash is being held in reserve for working capital and operating contingencies.

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

          As of September 30, 1995, the Partnership was current on its debt service related to its mortgage secured by RHS.

          During March 1995, the Partnership was notified by the Idaho Medicaid program that the Partnership will have to pay approximately $258,000 in retrospective settlements related to its previously sold Idaho facilities. The Partnership is currently in the process of negotiating a payment plan for these settlements with the state. these amounts will be due during the third quarter of 1995.

          As of September 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND V

                        By:    WELCARE SERVICE CORPORATION - V
                               Its Managing General Partner



          Date: 11/14/95           By:   /s/ J. Stephen Eaton
                                         J. Stephen Eaton,
                                         President



          Date: 11/14/95          By:    /s/ Alan C. Dahl
                                         Alan C. Dahl,
                                         Vice President and Principal
                                         Financial Officer