Form 10-K405
period 1995-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1996-04-25
CIK 764544

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 16, 1996
    PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.






                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended           December 31, 1995
                                      OR
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
        (State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)              identification No.)

            7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number,
including area code                     770-698-9040


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited
Partnership
Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes    x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to










this Form 10-K.   [ X  ]

Of the registrant's 29,596 Limited Partnership Units, 29,591 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  See Page 29.

                       SEE INDEX TO EXHIBITS ON PAGE 34
                             PAGE ONE OF 35 PAGES.


















































PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund V (the "Partnership") was organized on January 2, 1985, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1995, the Partnership had three general partners (the "General Partners"), WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner ("WCRCA" or the "Corporate General Partner"), Consolidated Associates V, a Georgia Corporation, serving as Manager General Partner and WelCare Service Corporation-V ("WSC-V" or the "Managing General Partner"). WCRCA and WSC-V are wholly-owned subsidiaries of WelCare Acquisition Corp., a Georgia corporation, which is in turn a wholly-owned subsidiary of WelCare International, Inc., ("WelCare"). WelCare, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates V, is composed of WCRCA, as the Managing General Partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the corporate general partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark, a Georgia corporation, emerged from Chapter 11 bankruptcy on August 10, 1990, and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare, through its subsidiary WelCare Acquisition Corp., acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Southmark is no longer affiliated with the Partnership. WSC-V was added as the Managing General Partner of the Partnership on January 7, 1992, following the approval by a majority-in-interest of the Partnership's limited partners. The acquisition of SCRCA by WelCare Acquisition Corp. and the addition of WSC-V as Managing General Partner did not result in a change in the compensation paid the General Partners (See Item 8, Notes 1 and 2, and Item 13).

On May 14, 1985, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof ("Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed in December 1985 with 29,596 units sold at $1,000 each, or gross proceeds of $29,596,000 to the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. On January 1, 1995, the Partnership owned two operating nursing homes and two closed facilities. On March 24, 1995, the Partnership transferred its interest in one of the two closed facilities (see Item 8, Note 7).

Current Developments

A majority-in-interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate the facilities and plans to: (A) sell the properties to prospective purchasers or (B) negotiate settlements with its lenders.

Operation of Nursing Home Facilities

On January, 1992, seven of the Partnership's properties were managed by National Heritage, Inc. ("NHI") (currently known as Evergreen Health Care, Inc.). During 1991, two of these facilities were sold and in November 1991, the Partnership notified NHI that effective January 31, 1992, NHI was terminated from providing management services at the remaining five facilities managed by NHI. In December 1991, through a lawsuit, NHI sought to take possession of certain of the Partnership's properties. On December 31, 1991, NHI and the Partnership entered into a consent order which allowed NHI to continue to manage three of the five operating facilities and perform accounting services for an additional facility, under the supervision of the Corporate General Partner and the court. In June 1992, the Senior and Disabled Services Division for the State of Oregon removed NHI as manager at Plantation Center and effective October 31, 1992, NHI consented to removal as manager at the remaining two facilities. This litigation was resolved in October 1993.

Effective April 1, 1991, an affiliate of the Corporate General Partner assumed management responsibilities of the River Hills South facility, located in Milwaukee, Wisconsin. Effective February 2, 1992, this affiliate assumed management responsibilities for the Pinewood Care facility, which had previously been managed by NHI. Effective November 1, 1992, this affiliate took over management responsibilities for Libby Care Center and Orofino Care Center and, in 1993, took over the management of Plantation Care Center. During 1994, this affiliate received a management fee of 4% to 6% of gross revenues and NHI received a fee for providing accounting services at the River Hills South, Orofino and Libby facilities through October 1993. Additionally, this affiliate provided oversight management services for all of the Partnership's remaining facilities. As of October 1993, NHI did not perform accounting services or any other services for the Partnership's facilities.











Effective April 1, 1995, the Partnership transferred the operational management responsibilities for Plantation to Westcare Management, Inc.
( Westcare ), an unaffiliated management company. The management agreement provides for management fees of 3.5% of gross facility revenues. The management agreement with Westcare has been extended on a month-to-month basis.

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

An affiliate of the Corporate General Partner, will continue to provide accounting and data processing services to the Plantation during the term of the Westcare management agreement for 2.5 % of gross facility revenues.

In 1991 a distribution of $150,000 was made to the Limited Partners. This was the first distribution made since 1987. During 1993, the Partnership distributed $1,750,000 to the Limited Partners as proceeds from facility sales. Since the inception of the Partnership, the Partnership has distributed $5,942,867 to the Limited Partners. No distributions have been paid to the General Partners.

During the time the Corporate General Partner was owned by Southmark, two facilities owned by the Partnership, Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn"), were effectively closed. Since that time, the General Partners have sought to dispose of these non-performing assets. In 1995, Champaign was transferred to its mortgage holder by a deed in lieu of foreclosure. The remaining facility, Village Inn has been included in Property Held for Sale on the balance sheet (see Item 8).

As of December 31, 1995, the Partnership employed approximately 392 persons including administrative, nursing, dietary, social services and maintenance personnel.

The services provided at the Partnership's nursing facilities consist of long-term nursing care. Nursing care consists of 24 hours medical services prescribed by the resident's physician as well as assistance or supervision with activities of daily living such as dressing, grooming, bathing, medication and dietary needs.

All of the operating facilities are certified to receive benefits under joint Federal and State funded programs administered by the respective states to provide medical assistance to the indigent, known generally as the "Medicaid" program. Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for this program.











Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs which are incurred by efficiently and economically operated facilities to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are generally set prospectively for each facility with the exception of a few states including Idaho, where retrospective settlement exists. Two of the facilities sold during 1993 were located in Idaho. During 1994, the Partnership was informed of retrospective settlements for the Idaho facilities sold in 1993 (see Item 8, Note 10).

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease programs payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facilities.

In the operation and sale of properties, the Partnership competes with a number of individuals and entities including large, national nursing home chains and small, locally owned geriatric care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition in each locality by improving the quality of services provided at its facilities, establishing a reputation within the local medical community for providing excellent care services, and by responding appropriately to regional variations in demographics and tastes. In most states, approval by state health care regulatory agencies must be obtained, and a Certificate of Need or authorization issued, before new long-term care beds can be constructed. This tends to stabilize competition, however some states have already or are considering repeal of Certificate of Need programs.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:


                      Average Daily Census for Year  Revenues for Year
    Ended                    Ended
                            December 31, 1995       December 31, 1995(1)











Medicaid                  200           79%                63%
Private Pay                29           11%                12%
VA, Medicare and Other     25           10%                25%
                          254          100%               100%

Overall Occupancy Rate                  81%

(1)  Excludes Village Inn Nursing Home which was closed in 1990.

Because of a changing census mix (i.e. private pay patients vs. government reimbursed patients), the occupancy required for a facility to achieve an operating break-even point cannot be precisely determined. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can lower the number of patients necessary to reach the break-even point due to a higher reimbursement rate.

All licensed beds in the operating facilities are available except in a few instances where a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas, including revenue generating rehabilitation services.








































ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings of the projects and the land on which they are located are owned by the Partnership and its majority-owned partnerships in fee. Each of these facilities are subject in each case to secured debt, as set forth more fully in Item 8, Note 4.

                             Properties (dollars in 000 s)
                          Net
                          Secured      Acquisition     Book         Date
Property                  Debt         Cost            Value      Acquired

Operating Facilities:

River Hills South
Milwaukee, WI
196 Licensed
Nursing Home Beds         $5,008         $8,913     $4,784(2)      April 1986

Plantation Care
Center
Salem, OR
100 Licensed
Nursing Home Beds          1,250          2,515      1,458(2)       June 1987

Closed Facility:

Village Inn
Nursing Home
Dixon, IL
Closed Nursing
Home Facility              2,242           2,962      2,279(1)(2) August 1986

Totals:                   $8,500         $14,390     $8,521

Available Nursing Home Beds:296 Beds

(See Item 8, Note 4)

(1)   Facility was closed in January 1990

(2) A provision was made to write-down the facility for Partnership Statement purposes to its net realizable or estimated fair value at the time of the write-down as determined by the Corporate General Partner (see Item 8, Note 6). The amount reflects this write-down.















Occupancy Levels and Rental Rates

The following table sets forth the occupancy levels and rental rates for the past four years for the facilities owned by the Partnership as of December 31, 1995. Rental rates are presented as Per-Patient-Day amounts ("PPD"), the standard of comparison used in the long-term care industry. The PPD amount represents the average revenue received per day of care provided.

                         1995      1994     1993    1992     1991

Plantation Care Center

Occupancy Rate            66%       76%     81%      77%      96%
Rental Rate (PPD)      $96.88    $97.62  $87.21   $73.00   $62.00

River Hills South

Occupancy Rate            96%       98%     98%      98%      97%
Rental Rate (PPD)     $111.46   $107.31  $92.89   $81.00   $75.00


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A)       No market for Limited Partnership Units exists nor is one expected to develop.
(B)       Title of Class                      Number of Record Unit Holders

          Limited Partnership Units           2,575 as of March 1996
          There were no cash distributions made to the Limited Partners in 1990 and 1989. Cumulative distributions paid to the Limited Partners as of December 31, 1995 were $5,942,867. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 5 for discussion of distributions.









































































ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

Statements of              Years Ended December 31, (dollars in 000 s)
Operations                1995      1994      1993(2)     1992     1991(1)

Operating revenue       $9,628     $9,850    $13,962   $13,685   $14,647
Income (loss) before
extraordinary gain       (656)    (1,828)      (875)   (1,538)   (1,651)
Net income (loss)        6,233    (1,828)      5,004   (1,538)   (1,651)
Income (loss) before
extraordinary gain
per weighted average
Limited Partnership
Unit(in dollars)        (21.02)   (59.30)     (28.39)  (49.90)    (53.66)
Net income (loss) per
weighted average
Limited Partnership
Unit (in dollars)        199.76   (59.30)      168.29  (49.90)    (36.26)
Distribution paid per
weighted average
Limited Partnership Unit
(in dollars)                 -          -       59.13        -      5.07

                           Years Ended December 31, (dollars in 000 s)
                       1995(4)        1994(3)  1993(2)   1992   1991(1)
Balance Sheets

Property and
equipment, net         $     -    $     -    $ 6,850   $11,989   $12,473
Total assets            10,021     12,564     13,505    17,876    20,127
Long-term debt
obligations, less
current maturities           -          -      6,339     5,210     5,221
Partners  (deficit)    (1,804)    (8,037)    (6,209)   (9,464)   (7,925)

   During 1991, the Partnership sold two facilities.
   During 1993, the Partnership sold three facilities and two facilities with a book value of $3,745 were classified as property held for sale.
   (1)During 1994, all of the Partnership's facilities were classified as property held for sale, totalling $10,267.
   During 1995, the Partnership transferred one of its closed facilities, Champaign, to the holder of the note secured by the facility.















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

A majority-in-interest of the Partnership s Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership s remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate the facilities, while it proceeds with the sale of the properties or negotiates a settlement with the lender holding the mortgage on Plantation Care Center.

At December 31, 1995, the Partnership had held available for sale all of its nursing home facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet. On March 24, 1995, the Partnership transferred a deed in lieu of foreclosure to the holder of the note secured by one facility as more fully discussed in Item 8, Note 7.

Results of Operations

Revenue

1995 compared to 1994

Operating revenues decreased by $101,559 for 1995 compared to the prior year. The decrease in revenues is primarily due to decreased census at the Plantation Care Center ( Plantation ) which was offset by a retrospective settlement from the State of Idaho which reduced operating revenue in 1994 by approximately $258,000.

1994 compared to 1993:

Operating revenues decreased by $4,111,502 for 1994, compared to the prior year. Effective October 1, 1993, the Partnership sold Libby Care Center, Orofino Care Center and Pinewood Care Center. These facilities produced operating revenues of approximately $5,114,567 during 1993. During 1994, a retrospective settlement from the state of Idaho Medicaid program as discussed in Item 8, Note 10, reduced operating revenue by approximately $258,000. These decreases in revenues were offset by increased revenues at the Partnership's remaining facilities due primarily to higher Medicare utilization and Medicaid rate increases at River Hills South.

Expenses:










1995 compared to 1994

Operating expenses decreased by $829,592 for 1995 as compared to the prior year. This decrease is primarily due to decreased staffing caused by decreased census at Plantation.

1994 compared to 1993:

Operating expenses decreased by $2,613,005 for 1994, compared to the prior year. Operating expenses decreased by approximately $4,049,900 due to the sale of three facilities during 1993. This reduction was offset by increased expenses at the Partnership's remaining facilities primarily due to increases in staffing of skilled nurses to accommodate a higher Medicare patient mix, increases in therapy service volume and higher operating costs at Plantation Care Center.
Liquidity and Capital Resources

As discussed in the financial statements (see Item 8, Note 3), the Partnership s financial statements have been presented on the basis that it is a going concern. The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the continued negative operating results generated by Plantation, the payment of recurring partnership expenses and the potential redemption of tax certificates secured by Village Inn could result in a significant use of existing cash reserves. As discussed in more detail below, the Partnership has defaulted on obligations secured by two of its facilities. Should the lenders of these debts pursue their satisfaction, the related facilities could be lost to foreclosure and the financial resources and liquidity of the Partnership could be adversely impacted.

At December 31, 1995, the Partnership held cash and cash equivalents of $319,587, a decrease of $396,601 from 1994. Cash decreased primarily due to negative cash flow generated by operations and debt service payments at Plantation Care Center. Cash is being held in reserve for working capital and operating contingencies. The Managing General Partner anticipates that the Partnership will generate negative operating cash flow during 1996 due to Plantation Care Center. Based on the Partnership's present cash balance and the Partnership's anticipated operating performance, management believes the Partnership may not have sufficient cash resources to meet its operating and capital requirements in 1996. The Partnership has no existing lines of credit to draw on should present resources or cash flow from operations be inadequate.

As of December 31, 1995, the Partnership was not obligated to perform any major capital expenditures or renovations on its facilities. During 1996, repairs and capital expenditures will most likely be funded from cash reserves.

On March 24, 1995, the Managing General Partner negotiated the transfer of the Partnership's interest in Champaign to the holder of a recourse note that was secured by a mortgage on the facility. The Partnership paid approximately $62,000 in back taxes in connection with this transfer and satisfied its obligation under the mortgage with the transfer. The remaining closed facility, Village Inn, has tax certificates of approximately $130,000 outstanding for accrued real estate taxes that may require redemption by the Partnership during 1996. The recourse note secured by Village Inn could have an adverse effect on the Partnership and its ability to continue as a going concern, should the holder of the note pursue its satisfaction.

Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. On April 1, 1995, the facility s operational management was changed to a local management company with the expectation that the transaction would lead the sale of the facility. Management anticipates that Plantation will be sold or transferred to the lender, during the second quarter of 1996. Should the Partnership be unable to negotiate a settlement with the holder of Plantation s debt or sell the facility at an amount equal to its debt, the Partnership s ability to continue as a going concern could be adversely affected.

As of December 31, 1995, the Partnership was current on its debt service related to its mortgage secured by RHS. Subsequent to year end, the Partnership obtained an extension of the due date on this debt until March 28, 1997. The Partnership intends to sell this facility before the due date of the underlying debt. Management believes the sale price of the facility will be sufficient to satisfy the obligations of the facility and the operating obligations of the Partnership.


































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

Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.













































ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                               Page Number

Report of Independent Certified Public Accountants                    13

Consolidated Financial Statements

  Balance Sheets - December 31, 1995 and 1994                      14-15

  Statements of Operations
    - Years ended December 31, 1995, 1994 and 19931                   16

  Statements of Partners' Deficit
   - Years ended December 31, 1995, 1994 and 1993                     17

  Statements of Cash Flows
    - Years ended December 31, 1995, 1994 and 1993                    18

  Summary of Significant Accounting Policies                       19-21

  Notes to Consolidated Financial Statements                       22-27


The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 of the Registrant is submitted herewith in response to
Item 14 (a)(2):

    Schedule II - Valuation and Qualifying Accounts                   29

All other schedules of the Partnership for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to the consolidated financial statements and, therefore, have been omitted.




























Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund V and Subsidiaries


We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund V and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund V and Subsidiaries (limited partnerships) at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 3 and 4 of the consolidated financial statements, the Partnership has suffered recurring losses from operations, has a working capital deficiency, has defaulted on certain debt, and has no assurance of any financial support from the General Partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern and to realize its plan to sell or otherwise dispose of its remaining properties by October 18, 1997. Management's plans regarding these matters are described in the Summary of










Significant Accounting Policies and Note 3. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of these uncertainties.




        BDO Seidman, LLP



Atlanta, Georgia
March 1, 1996













































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                          Consolidated Balance Sheets


                             December 31,            1995          1994

Assets

Current
Cash and cash equivalents (Note 11)             $   319,587  $   716,188
Accounts receivable, net of allowance for
doubtful accounts of $168,133 (Note 10)             876,593    1,199,849
Prepaid expenses and other                          292,926      357,152
Property held for sale (Notes 4 and 6)            8,521,347   10,267,062

Total current assets                             10,010,453   12,540,251

Deferred loan costs, net                             10,452       23,540

                                                $10,020,905  $12,563,791


See accompanying summary of significant accounting policies and notes to consolidated financial statements.







































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                          Consolidated Balance Sheets


December 31,                                        1995        1994

Liabilities and Partners' Deficit

Current liabilities
Mortgage debt obligations,
including debt in default of $3,491,885
and $3,624,314 (Notes 1 and  4)                  $8,499,759   $9,982,997
Accounts payable                                    302,448      372,530
Accrued interest                                  1,955,432    4,480,481
Accrued real estate taxes                           438,769      487,613
Insurance  payable                                    3,262       98,462
Medicaid settlements payable (Note 10)                    -      258,969
Other liabilities (Note 1)                          347,289      293,149

Total current liabilities                        11,546,959   15,974,201

Advances from affiliates and former affiliates
(Note 1)                                                  -    4,348,983

Deferred gain on installment sale (Note 7)          278,166      278,166

Total liabilities                                11,825,125   20,601,350

Commitments and Contingencies (Notes 3, 4, 10
and 11)

Partners' deficit (Note 5)
Limited partners                                (1,014,315)  (6,998,320)
General partners                                  (789,905)  (1,039,239)

Total partners' deficit                         (1,804,220)  (8,037,559)

                                                $10,020,905  $12,563,791


See accompanying summary of significant accounting policies and notes to consolidated financial statements.





















          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                     Consolidated Statements of Operations


Years ended December 31,                   1995        1994       1993

Revenue
Operating revenue (Note 8)            $9,627,973  $9,850,313 $13,961,815
Interest income                           84,839      96,447      91,198

Total revenue                          9,712,812   9,946,760  14,053,013

Operating costs and expenses
Operating expenses (Note 8)            8,279,965   9,109,557  11,722,562
Interest (Note 4)                        651,000   1,074,416   1,414,659
Depreciation and amortization            376,514     376,278     569,027
Management fees (Note 2)                 619,862     608,161     706,810
Real estate taxes                        246,076     365,379     292,142
Partnership administration costs
(Note 2)                                 195,158     273,419     299,898

Total operating costs and expenses    10,368,575  11,807,210  15,005,098

Operating loss                         (655,763) (1,860,450)   (952,085)

Gain on sale of properties (Note 7)            -           -   1,881,283
Income from litigation settlement
(Note 8)                                       -      32,354           -
Loss on write-down of properties
(Note 6)                                       -           - (1,804,440)

Loss before extraordinary gain         (655,763) (1,828,096)   (875,242)
Extraordinary gain on extinguishment
of debt (Notes 7, 8 and 9)             6,889,102           -   5,879,698


Net income (loss)                     $6,233,339 $(1,828,096) $5,004,456

Loss per limited partnership unit
before extraordinary gain               $(21.02)     $(59.30)   $(28.39)

Extraordinary gain on extinguishment
of debt                                  $220.78    $   -        $196.68

Net income (loss) per
limited partnership unit                 $199.76     $(59.30)    $168.29

Limited partnership units outstanding     29,956      29,596      29,596


See accompanying summary of significant accounting policies and notes to consolidated financial statements.











          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                 Consolidated Statements of Partners  Deficit
                 Years Ended December 31, 1995, 1994 and 1993


                                     Total
                                  Partners
                                   Limited      General         Deficit


Balance, at January 1, 1993    $(8,476,322)   $(987,597)    $(9,463,919)

Net income                        4,982,974       21,482       5,004,456

Distributions (Note 5)          (1,750,000)            -     (1,750,000)

Balance, at December 31, 1993   (5,243,348)    (966,115)     (6,209,463)

Net loss                        (1,754,972)     (73,124)     (1,828,096)

Balance, at December 31, 1994   (6,998,320)  (1,039,239)     (8,037,559)

Net income                        5,984,005      249,334       6,233,339

Balance, at December 31, 1995  $(1,014,315)   $(789,905)    $(1,804,220)



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                     Consolidated Statements of Cash Flows


Years ended December 31,                   1995        1994        1993

Operating activities
Net income (loss)                     $6,233,339$(1,828,096)  $5,004,456
Adjustments to reconcile net income
(loss) to cash used in operating
activities:
Depreciation and amortization            376,514     376,278     569,027
Bad debt expense                               -           -     158,911
Interest expense accrued
and forgiven                                   -           -     401,063
Gain on sale of properties                     -           - (1,881,283)
Loss on write-down of properties               -           -   1,804,440
Extraordinary gain from
extinguishment of debt               (6,889,102)           - (5,879,698)
Changes in assets and liabilities:
Trade accounts receivable                323,256     216,140   (409,998)
Prepaid expenses and other                64,223      17,926   (174,802)
Accounts payable and
accrued liabilities                    (320,544)   1,178,924     302,474

Cash used in operating activities      (212,314)    (38,828)   (105,410)

Investing activities
Additions to property held for sale     (83,479)    (35,441)           -
Payment for purchases of property and
equipment                                      -           -   (256,233)
Proceeds from sale of properties               -           -   4,915,829

Cash provided by (used in) investing
activities                              (83,479)    (35,441)   4,659,596

Financing activities
Principal payments on long term debt-
obligations                            (100,808)    (92,149) (2,649,221)
Distribution to limited partners               -           - (1,750,000)

Cash used in financing activities      (100,808)    (92,149) (4,399,221)

Net increase (decrease) in cash and
cash equivalents                      $(396,601)  $(166,418)    $154,965

Cash and cash equivalents, beginning of
year                                     716,188     882,606     727,641

Cash and cash equivalents, end of year  $319,587    $716,188    $882,606


See accompanying summary of significant accounting policies and notes to consolidated financial statements.









          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies


Organization

Consolidated Resources Health Care Fund V (the "Partnership") was organized on January 2, 1985 as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties.

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, ("WCRCA" or the "Corporate General Partner") serving as Corporate General Partner, a Nevada corporation, WelCare Service Corporation-V ("WSC-V" or the "Managing General Partner"), a Georgia corporation serving as Managing General Partner, and Consolidated Associates V, a Georgia general partnership (collectively the "General Partners"). WCRCA and WSC-V are wholly-owned subsidiaries of WelCare Acquisition Corp., which is a subsidiary of WelCare International, Inc., ("WelCare"). WelCare, a privately owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates V is composed of WCRCA, as the managing general partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990 and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare Acquisition Corp., acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 1992, WSC-V, was added as the Managing General Partner.

A majority-in-interest of the Partnership s Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership s remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate the facilities, while it proceeds with the sale of the properties or negotiates a settlement with the lender holding the mortgage on Plantation Care Center.

At December 31, 1995, the Partnership has held available for sale all of its nursing homes facilities. Accordingly, the Partnership has classified the facilities as property held for sale in the accompanying balance sheet.

The financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations, including income taxes, of the individual partners.

Consolidation

The consolidated financial statements include the accounts of the Partnership and the partnerships in which it holds a majority interest. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.
























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies


Property Held for Sale

Property held for sale at December 31, 1995, consists of two operating and one closed nursing home facility owned by the Partnership and carried at the lower of cost or net realizable value less estimated costs to dispose. In accordance with a plan approved by the Limited Partners on October 18, 1994, the Managing General Partner has been given permission to either sell or otherwise dispose of the Partnership s assets by October 18, 1997. Accordingly, all facilities of the Partnership have been classified as property held for sale as of December 31, 1995. Property held for sale at December 31, 1994 consist of two operating nursing home facilities and two closed nursing home facilities.

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

Deferred Loan Costs

Deferred loan costs are amortized over the terms of the respective loans using the straight-line method. Amortization of deferred loan costs is included in depreciation and amortization expense.

Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid program. Medicaid revenue is recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

Income Taxes

No provision has been made in the consolidated financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership.

Allocation of Net Income or Net Loss

The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property) are allocated 96% to the Limited Partners and 4% to the General Partners. Distributions are allocated on the basis described in Note 5. Net profits and losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:






























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies


(1) First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

                          (a)  zero; or

                          (b)  the Limited Partners' invested capital
       immediately prior to such sale or refinancing plus 9% of the Limited Partners' average invested capital to the extent not received through prior distributions of distributable cash from operations or sale or refinancing proceeds; or

                          (c) the amount of sale or refinancing proceeds distributable to the Limited Partners;

       (2) Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

                          (a)  zero; or

       (b) the amount of sale or refinancing proceeds distributable to the General Partners from such sale or refinancing;

       (3) Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Limited Partnership units outstanding.

Statements of Cash Flows

For purposes of this statement, cash equivalents include U.S. government securities, commercial paper and certificates of deposit with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.










































































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


1.   Transactions With Former Affiliates

The Partnership paid property management fees based on a percentage of gross property operating revenues to National Heritage, Inc. ("NHI") (currently known as Evergreen Health Care, Inc.), a former affiliate of Southmark, for supervising the maintenance and operations of the Partnership's properties. NHI, who managed five facilities in 1990 and three facilities in 1991 and 1992, was effectively removed as manager on October 1, 1993. For services provided during its management period, fees paid to NHI ranged from 1% to 6% of operating revenues of the managed facility.

In December 1991, NHI, through a lawsuit, sought to take possession of certain of the Partnership's properties. In 1993, WelCare and NHI reached an agreement which settled all lawsuits and claims (See Note 9). In connection with this lawsuit, the Partnership retained possession of all of the properties.

The Partnership had notes payable to a former affiliate of Southmark, totalling $2,241,885 in 1995 and $3,624,314 in 1994 and are currently payable to the Resolution Trust Corporation. These notes are comprised of a note related to Village Inn Nursing Home of $2,241,885 in 1995 and 1994 and a note related to Champaign Opportunity House of $1,382,429 in 1994 (See Note 4).

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner, formerly owned by Southmark), totalled $4,348,983 plus accrued interest in the amount of $1,510,056 at December 31, 1994, and are classified as Advances from Affiliates and Former Affiliates in the 1994 balance sheets. In 1991, the former affiliates filed suit demanding payment of the alleged advances. In 1991, after WelCare s affiliate acquired the Corporate General Partner, it challenged the validity of these payables through claims against the Southmark bankruptcy estate. In January 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark and received a lump sum payment from Southmark of $32,354 (See Note
8). In 1995, the Corporate General Partner released the Partnership from all remaining liabilities resulting in a gain on debt forgiveness of $5,859,039.

2.   Management Fees

In 1995, 1994 and 1993 the Partnership s facilities were managed by an affiliate of the Corporate General Partner. This affiliate provided management and accounting services to the facilities and earned management fees ranging from 4% to 6% of gross operating revenues or oversight fees ranging from 1% to 2.5% of gross operating revenues. Total oversight and management fees earned by the affiliate amounted to $554,950 , $608,161 and $584,329 in 1995, 1994 and 1993, respectively. Included in Partnership administration costs are reimbursed costs incurred in connection with the administration of Partnership activities of $60,884, $67,228 and $74,163 in 1995, 1994 and 1993, respectively.

3.   Going Concern

The Partnership's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has working capital deficiencies, has defaulted on certain debt and has no assurance of any financial support from the General Partners.
These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's continued existence is dependent on its ability to negotiate satisfactory settlements with its lenders and to sell its facilities in an orderly fashion.

























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


The Partnership s closed facility, Village Inn, has tax certificates of approximately $130,000 outstanding for accrued real estate taxes that may require redemption by the Partnership during 1996. The recourse note secured by Village Inn could have an adverse effect on the Partnership and its ability to continue as a going concern, should the holder of the note pursue its satisfaction. Demand for payment has not yet been asserted by the holder, but could occur during 1996.

Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. On April 1, 1995, the facility s operational management was changed to a local management company with the expectation that the transaction would lead the sale of the facility. Management anticipates that Plantation will be sold or transferred to the lender during the second quarter of 1996. Should the Partnership be unable to negotiate a settlement with the holder of Plantation s debt or sell the facility at an amount equal to its debt, the Partnership s ability to continue as a going concern could be adversely affected.

As of December 31, 1995, the Partnership was current on its debt service related to its mortgage secured by RHS. Subsequent to year end, the Partnership obtained an extension of the due date on this debt until March 28, 1997. The Partnership intends to sell this facility before the due date of the underlying debt. Management believes the sale price of the facility will be sufficient to satisfy the obligations of the facility and the operating obligations of the Partnership.

The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the continued negative operating results generated by Plantation and the potential payment of tax certificates secured by Village Inn. Should the Partnership s cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on or the ability to borrow against its other facilities.

4.   Mortgage Debt Obligations

Mortgage debt obligations consisted of:
                                                   1995         1994

Prime plus .5% note, related to  River Hills
South, collateralized by property held for sale
with a net  book value of $4,784,000; requiring
monthly payments of principal and interest based
on a fifteen year amortization schedule, due
March 28, 1997.                                   $5,007,874    $5,108,683

12% note payable to the Resolution Trust
Corporation ("RTC"), related to Village Inn
Nursing Home;  collateralized by property held








for sale with a net book value of $2,279,000;
requiring monthly installments of principal and
interest based on a thirty year amortization
schedule, due August 1, 1994. In default
for nonpayment of principal and interest.             2,241,885     2,241,885




























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


                                                           1995         1994

12% note, payable to the RTC, related to
Champaign Opportunity House, collateralized
by property held for sale with a net book
value of $1,466,000; requiring monthly
installments of principal and interest based
on a thirty year amortization schedule, due
August 1, 1994.  Release from debt effective
March 17, 1995 when sold to non-profit agency.                -     1,382,429

7% note, related to Plantation Care Center,
collateralized by  property held for sale with
a book value of $1,458,000; interest only
payable monthly beginning November 1, 1993
with the principal balance due  December 31,
1996.  In default for nonpayment of interest.         1,250,000     1,250,000

                                                     $8,499,759    $9,982,997


At December 31, 1995 and 1994, Village Inn Nursing Home, Plantation Care Center and River Hills South were being held for sale by the Partnership. Accordingly, the facilities have been classified as Property Held for Sale in the accompanying December 31, 1995 and 1994 balance sheets. In addition, the underlying debt secured by these facilities has been included in current maturities of mortgage debt as these obligations would have priority to any sales proceeds.

Prior to WelCare s affiliate's acquisition of SCRCA, payment of debt service on the notes collateralized by Village Inn Nursing Home and Champaign Opportunity House had been stopped and the facilities had ceased operations. As discussed in Note 7, Champaign Opportunity House was transferred to the lender in March 1995 in full satisfaction of the associated mortgage and accrued interest. It is anticipated that if Village Inn is not sold prior to the mortgage due date, the mortgage could be foreclosed upon and the facility will revert to the RTC. Accrued interest in the accompanying balance sheets includes interest of $1,955,432 and $2,916,413 at December 31, 1995 and 1994, respectively, in connection with these properties. At December 31, 1995 and 1994, these properties are included in Properties Held for Sale on the accompanying balance sheets.

The Partnership paid interest of $551,157, $632,438 and $868,692 in 1995, 1994, and 1993, respectively.

Due to the default provisions described above, it is not practical to estimate the fair value of the Partnership s mortgage obligations.

5.   Distributions

Distributions to the Partners are paid from operations of the Partnership's properties, or from sales or refinancing of properties. Cash from operations is distributed 96% to the Limited Partners and 4% to the General Partners. However, no distributions of cash from operations may be made to the General Partners in any year until the Limited Partners have received distributions for such year equal to 9% of their invested capital.





























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements

Distributions of cash from sales and refinancing are made in the following order:

(a) first to the Limited Partners in an amount equal to their invested capital; then,

       (b) to the Limited Partners in an amount necessary to provide the Limited Partners with a 9% cumulative, non-compounded return on invested capital to the extent not previously received through distributions of distributable cash from operations; then,

       (c) to the General Partners in an amount up to 3% of the sale price of all properties on a cumulative basis; then,

       (d) the balance 15% to the General Partners and 85% to the Limited Partners.

Due to improvements in operations obtained after WelCare's affiliate acquired the Corporate General Partner on November 20, 1990, the Partnership distributed $150,000 to the Limited Partners during 1991. No distributions were made to the Limited Partners in 1992. During 1993, the Partnership distributed $1,750,000 of proceeds from facility sales (see Note 7). The Partnership did not make any distribution in 1994 or 1995. The distribution paid in 1991 was the first distribution since 1987. Cumulative distributions since inception, January 2, 1995, paid to the Limited Partners through December 31, 1995 were $5,942,867. There have been no distributions to the General Partners.

6.   Loss on Write-Down of Properties

The Partnerships recorded writedowns in prior years to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner.

These write-downs were as follows as of December 31, 1995 and 1994:

                           1995          1994

River Hills South     $1,544,440    $1,544,440
Plantation Care Center   260,000       260,000
Champaign Opportunity House    -       123,467
Village Inn Nursing Home  89,140        89,140

                      $1,893,580    $2,017,047

In 1995, the Champaign Opportunity House was transferred to the lender in full satisfaction of outstanding indebtedness. The Partnership s remaining facilities are classified as assets held for sale at December 31, 1995 and are expected to be disposed of prior to October 1997.

The net book value of the properties at December 31, 1995 were as follows:

        Net Book







          Value

River Hills South
$4,784,000
Village Inn Nursing Home             2,279,000
Plantation Care Center               1,458,000

                                    $8,521,000
          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


7.   Property Dispositions

On March 24, 1995, the Partnership transferred a deed in lieu of foreclosure to the holder of the note secured by a mortgage on the Champaign Opportunity House ( Champaign ). This note was recourse to the Partnership. The Managing General Partner successfully negotiated the transfer of deed and payment of back taxes of approximately $62,000 in full satisfaction of this obligation. The Partnership recognized an extraordinary gain on the transaction of $1,030,063 representing the excess of debt outstanding over the net book value of the property as of the date of transfer.

On October 20, 1993, the Partnership sold its interest in Libby Care Center, Orofino Care Center, and the Pinewood Care Center pursuant to a Purchase and Sale Agreement dated October 1, 1993. These facilities were sold for an aggregate price of $5,050,000, subject to certain adjustments and prorations. Each of these facilities was sold for a purchase price that equaled or exceeded the appraised value of each facility. The Partnership recognized an aggregate gain of $1,881,283 from these sales. During the nine months ended September 30, 1993, Libby Care Center earned approximately $1,669,000 in revenue and incurred approximately 1,446,000 in expenses. During the same period, Orofino Care Center earned approximately $1,220,000 in revenue and incurred approximately $976,000 in expenses, and Pinewood Care Center earned approximately $2,225,000 in revenue and incurred approximately $1,804,000 and in expenses.

In a separate transaction, effective as of August 1, 1991, Brushwood Care Center ("Brushwood") was sold in a transaction whereby the purchaser acquired the property and the Partnership's obligation under outstanding debt secured by the property was extinguished. The sale of Brushwood Care Center was accounted for as an installment sale whereby profit recognition is based on the percentage of profit to the sales price and is recognized on total cash payments to total sales price. The Partnership received cash of $637,644, and a note from the purchaser for $500,000, which is unsecured, bears interest at 10% and matured in August 1994. The deferred gain recorded on the sale was $778,166, $278,166 of which is reflected as deferred gain on installment sale in the accompanying 1995 and 1994 balance sheets. The Partnership is currently negotiating an extension agreement with the purchaser for repayment of the note receivable. Due to the uncertainty regarding eventual payment, the note was offset against the associated deferred gain on sale.

8.    Southmark Litigation

In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas. In August 1991,







the Partnership was served notice that on July 12, 1991, Southmark filed suit against the Partnership, the Corporate General Partner, partnerships controlled by affiliates of the Corporate General Partner and partnerships and corporations which are unaffiliated with the Partnership or the Corporate General Partner. The suit was also filed in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by Proof of Claims filed against Southmark's bankruptcy estate.























































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


The Partnership reached a settlement agreement effectively filed with the Bankruptcy Court in January 1994, regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark released all claims against the Partnership and recognized the Partnership's claims. In settlement of the Partnership's claims, Southmark paid $32,354 to the Partnership.

9.   NHI Settlement

The Partnership had filed a lawsuit against NHI seeking to void all promissory notes due from the Partnership to NHI. NHI had brought suit against the Partnership seeking payment of the note and mortgage foreclosure.

In October 1993, the Partnership recorded an extraordinary gain of $5,879,698 based on the settlement of all matters in the lawsuit between the Partnership and NHI whereby NHI agreed to accept cash of $2,575,000 and a $1,250,000 promissory note, secured by Plantation Care Center, in settlement of all matters including secured notes payable of $6,900,000, accrued interest of $2,510,026, and outstanding worker s compensation liabilities and other liabilities of $294,672.

10.  Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid programs accounted for approximately 63%, 61% and 66% of operating revenue during 1995, 1994 and 1993, respectively.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Accounts receivable are recorded at net realizable value and relate principally to amounts due from various state Medicaid programs. Receivables from these programs were approximately as follows:

                           1995        1994

Wisconsin                $436,000   $486,000
Oregon                    121,000    204,000


Amounts due from Medicaid programs are generally paid on an interim and final basis, depending on the state, primarily within 30 to 60 days from date of billing.









Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


In March 1994, the Partnership received notification from the Idaho Medicaid program that the Partnership owed the state $149,485 and $109,484, respectively, for Medicaid overpayments made to the Partnership during 1993 and 1992. These amounts related to two Idaho facilities in which the Partnership sold its interests in 1993 (see Note 7). These settlement amounts reduced operating revenue in 1994 and are included in Medicaid settlements payable in the accompanying 1994 balance sheet. These liabilities were completely repaid in 1995.

11.    Concentration of Credit Risk

The Partnership had funds invested in a money market account at December 31, 1995 that exceeded Federal Deposit Insurance Company limits by $167,474.

12.  Supplemental Disclosures of Cash Flow Information

As discussed in Note 1, the Partnership had a forgiveness of debt due to the Corporate General Partner during 1995. In connection with the forgiveness, a gain of $5,859,039 was recorded.

As discussed in Note 7, during 1995 the Partnership recognized an extraordinary gain of $1,030,063 relating to the disposition of Champaign Opportunity House.

Both of the above amounts are included in the extraordinary gain from extinguishment of debt in the accompanying 1995 statement of cash flows.





























































                                 SCHEDULES




































          Consolidated Resources Health Care Fund V and Subsidiaries
                            (limited partnerships)

                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1994 and 1993


                                        Additions
                     Balance at      charged to costs           Balance at
                  beginning of year    and expenses             end of year

1995
Allowance for
doubtful accounts       $168,133        $    -         $    -    $168,133


1994
Allowance for
doubtful accounts       $202,649        $ 7,649        $42,165   $168,133

1993
Allowance for
doubtful accounts       $108,557       $158,911        $64,819   $202,649


Represents direct write-offs of receivables.







































ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


None.

     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1995, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America and Consolidated Associates V. Effective January 7, 1992, WSC-V was added as managing general partner of the Partnership. The executive officers and director of WSC-V and WCRCA, who control the affairs of the Partnership, are as follows:


Name and Position   Age  Other Principal Occupations and Other Directorships
                         During the Past 5 Years

J. Stephen Eaton
President and
                         Director   45    Mr. Eaton has been President and
                         Director of WelCare International, Inc. since its formation in February 1989. WelCare International, Inc., an affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Since 1988, Mr. Eaton has served as a Director and is currently Chairman of St. Joseph's Mercy Care Corporation, a non-profit corporation.

Kent C. Fosha, Sr.
Executive Vice
President
                         Operations 54    Mr. Fosha has been Executive Vice
                         President of WelCare International, Inc. since 1990. WelCare International, Inc., an affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Mr. Fosha is a licensed nursing home administrator in the state of Georgia.

Alan C. Dahl
Executive Vice
                         President  35    Mr. Dahl has been Executive Vice
                         President of WelCare International, Inc. since February 1991. WelCare International, Inc., an affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Mr. Dahl is a certified public accountant.











ITEM 11.    EXECUTIVE COMPENSATION

No individual principal or principals as a group received any direct renumeration from the Partnership.

The General Partners are not compensated directly for their services as general partners of the Partnership. See Item 13 and Item 8, Note 2 to the consolidate financial statements appearing in Item 8 for further discussion of compensation paid to affiliates of the General Partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)                   Security ownership of certain beneficial owners.

    No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities.

(B)                   Security ownership of management.

    The General Partners and their management own less than 1%.

    The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 4).

(C)                   Change in control.

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1994:

Oversight management and management fees                        $554,950
Administration of partnership activities (1)                      60,884


     (1) For reimbursement of expenses incurred by the Corporate General Partner in performing certain administrative functions, including investor relations and accounting.




















ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

    (1)  Consolidated Financial Statements:

       Report of Independent Certified Public Accountants

       Balance Sheets
         as of December 31, 1995 and 1994

       Statements of Operations
         for the Years Ended December 31, 1995, 1994 and 1993

       Statements of Partners' Deficit
         for the Years Ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows
         for the Years Ended December 31, 1995, 1994 and 1993

       Summary of Significant Accounting Policies

       Notes to Consolidated Financial Statements

    (2)  Schedules included in Part II, Item 8:

       Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993

Other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

   (3)  Exhibits:

The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

Exhibit Number
(as per Exhibit Table)       Document Description

                        2.1 Liquidation Proposal incorporated by reference to the Proxy Statement filed on September 28, 1994 file 0-14436

                        3.1 Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund V incorporated by reference to Exhibit A to the Registration Statement on Form S-1, Page A-1, File No. 2-96380

                        3.2 Amendment to Amended and Restated Agreement of Limited Partnership of Consolidated Resources Health Care Fund V incorporated by reference to Exhibit A to Proxy Statement filed on November 19, 1991, File No. 0-14436

                        22    Subsidiaries







(b)       Reports on Form 8-K:

    (1)   None






























































    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        CONSOLIDATED RESOURCES HEALTH CARE FUND
V
                         (Registrant)

        By:   WELCARE CONSOLIDATED RESOURCES
              CORPORATION OF AMERICA
              Corporate General Partner

        By:/S/ J. Stephen Eaton
Date          J. Stephen Eaton,
              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


        By: /S/ J. Stephen Eaton
Date          J. Stephen Eaton,
              Sole Director and Principal
              Executive Officer of the
              Corporate General Partner


        By:/S/ Alan C. Dahl
Date          Alan C. Dahl
              Chief Financial Officer
              of the Corporate
              General Partner





























   Exhibit Index

Exhibit Number    Description Sequential Page Number

        2.1
                 Liquidation Proposal incorporated by

                 reference to the Proxy Statement filed on

                 September 28, 1994 file No. 0-14436                N/A

        3.1
                 Amended and Restated Agreement of Limited

                 Partnership of Consolidated Resources Health Care

                 Fund V incorporated by reference to

                 Exhibit A to the Registration Statement on Form

                 S-1, File No. 2-96380                              N/A

        3.2
                 Amendment to Amended and Restated Agreement of

                 Limited Partnership of Consolidated

                 Resources Health Care Fund V incorporated by

                 reference to Exhibit A to Proxy Statement filed

                 on November 19, 1991, File No. 0-14436.            N/A

        22
                 Subsidiaries                                        36

        27
                 Financial Data Schedules                           N/A



























    Exhibit 22

                       SUBSIDIARY (LIMITED PARTNERSHIPS)

         Brushwood Associates Limited Partnership
         Libby Associates Limited Partnership (Inactive)
         Orofino Associates Limited Partnership (Inactive)
         Pinewood Associates Limited Partnership (Inactive)
         Plantation Associates Limited Partnership
         Pleasant Grove Associates Limited Partnership (Inactive)
         River Hills South Investors L.P.
                 SCHEDULES