Form 10-Q
period 1996-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1996-05-16
CIK 764544

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended        March 31, 1996
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

PART I. - FINANCIAL INFORMATION

CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                 March 31,    December 31,
                                                   1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $     14,660  $    319,587
  Accounts receivable, net of allowance
    for doubtful accounts of $168,133           1,051,643       876,593
  Prepaid expenses                                411,076       292,926
  Property held for sale (Notes 5 and 7)        8,447,396     8,521,347
    Total current assets                        9,924,777    10,010,453

Other:
  Deferred loan costs, net of accumulated
    amortization of $117,157 and $107,341               -        10,452
    Total other assets                                  -        10,452
                                             $  9,924,777  $ 10,020,905

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt,
   including debt in default of $3,624,314
    and $3,491,885 (Note 7)                  $  8,472,498  $  8,499,759
  Trade accounts payable                          292,851       302,448
  Insurance payable                                37,256         3,262
  Accrued interest (Note 7)                     1,971,244     1,955,432
  Accrued real estate taxes                       492,407       438,769
  Other liabilities                               268,643       347,289
    Total current liabilities                  11,534,899    11,546,959

Deferred gain on installment sale                 278,166       278,166
    Total liabilities                          11,813,065    11,825,125

Partners' deficit:
  Limited partners                             (1,095,020)   (1,014,315)
  General partners                               (793,268)     (789,905)
    Total partners' deficit                    (1,888,288)   (1,804,220)
                                             $  9,924,777  $ 10,020,905











See accompanying notes to consolidated financial statements.




CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                              Three months ended
                                   March 31,
                                 1996        1995

Revenues:
  Operating revenues          $2,589,908  $2,476,195
  Interest income                 14,753      22,009
    Total revenues             2,604,661   2,498,204

Expenses:
  Operating expenses           2,415,367   2,392,092
  Interest                       149,679     156,767
  Depreciation and amortization  101,794      93,656
  Partnership administration
     costs                        21,888      20,677
    Total expenses             2,688,729   2,663,192

    Operating loss               (84,068)   (164,988)


      Extraordinary gain on
       extinguishment of debt
       (Note 5 and 9)                  -   6,889,102


Net income (loss)             $  (84,068) $6,724,114

Net income (loss) per L.P. unit

      Loss before extraordinary
         gain                      (2.73)      (5.35)
      Extraordinary gain on
      extinguishment of debt           -      230.44

Net income (loss)
   per L.P. unit              $    (2.73) $   225.09

L.P. units outstanding            29,596      29,596














See accompanying notes to consolidated financial statements



CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                               Three months ended March 31,
                                                   1996         1995

Operating Activities:
  Cash received from residents and
  government agencies                          $ 2,414,857  $ 2,573,111
  Cash paid to suppliers and employees          (2,553,691)  (2,471,338)
  Interest received                                 14,753       22,009
  Interest paid                                   (133,868)    (142,539)
  Property taxes paid                               (2,326)    (269,850)
Cash used in
  operating activities                            (260,274)    (288,607)

Investing Activities:
  Additions to property and equipment              (17,391)     (22,540)
Cash used in investing activities                  (17,391)     (22,540)

Financing Activities:
  Principal payments on long-term debt             (27,261)     (26,023)
Cash used in financing activities                  (27,261)     (26,023)

Net decrease in cash and cash equivalents         (304,926)    (337,170)

Cash and cash equivalents, beginning of period     319,587      716,188

Cash and cash equivalents, end of period       $    14,660  $   379,018





See accompanying notes to consolidated financial statements.

                  CONSOLIDATED RESOURCES HEALTH CARE FUND V
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Three months ended March 31,
                                                     1996         1995

Reconciliation of Net Income (Loss) to Cash
Used in Operating Activities:

Net income (loss)                              $   (84,068) $ 6,724,114
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                    101,794       93,656
  Gain on extinguishment of debt                         -   (6,889,102)
  Changes in operating assets and liabilities:
     Accounts receivable                          (175,050)      96,916
     Other current assets                         (118,150)     140,206
     Trade accounts payable and other
      current liabilities                           15,201     (454,397)

Cash used in
  operating activities                         $  (260,274) $  (288,607)






























See accompanying notes to consolidated financial statements.


CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
 (Unaudited)

                                                                Total
                                                               Partners'
                                    General       Limited       Deficit

Balance, at December 31, 1994   $ (6,998,320) $ (1,039,239) $ (8,037,559)

Net loss                              62,292     6,661,823     6,724,114

Balance, at March 31, 1995      $ (6,936,029) $  5,622,584  $ (1,313,445)


Balance, at December 31, 1995   $   (789,905) $ (1,014,315) $ (1,804,220)

Net loss                              (3,363)      (80,705)      (84,068)

Balance, at March 31, 1996      $   (793,268) $ (1,095,020) $ (1,888,288)





See accompanying notes to consolidated financial statements.












CONSOLIDATED RESOURCES HEALTH CARE FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-V (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia, 30328.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                 Three Months Ended
                                                      March 31,
                                                    1996       1995

Charged to costs and expenses:
	Property management and oversight
        management fees                            $136,180  $148,989
	Financial accounting, data processing,
    tax reporting, legal and compliance,
	 investor relations and supervision
         of outside services                       $21,888   $20,677

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

NOTE 5.

At March 31, 1996 and December 31, 1995, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 6, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at March 31, 1996, was $2,279,237.

During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1996 or 1997. The net book values of the properties at March 31, 1996, were $4,731,940 and $1,436,220 for River Hills
South and Plantation Care Center, respectively.


NOTE 6.

On March 24 1995, the Partnership transferred a deed in lieu of foreclosure to the holder of the note secured by a mortgage on Champaign. This note was recourse to the Partnership. The General Partner successfully negotiated the transfer of deed in full satisfaction of the note with the lender. The outstanding principal and accrued interest on the note satisfied by the transfer was $2,494,842. In connection with the transfer, the Partnership paid $61,882 in back property taxes on Champaign. The net book value of the property was $1,465,761. The Partnership recognized a loss on the transfer of the property of $1,029,080 which is included in an extraordinary gain on the forgiveness of debt for the first quarter ended March 31, 1995.

NOTE 7.

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

The Partnership ceased debt service on its $1,250,000 note payable secured by a mortgage on Plantation Care Center ("Plantation"), during March 1995. This note accrues interest at 7% per annum. The Partnership is currently in negotiations with the lender, and has found a prospective purchaser for the facility.

NOTE 8.

Effective April 1, 1996, the Partnership transferred the operational management responsibilities for Plantation to Westcare Management, Inc. ("Westcare"), an unaffiliated management company. The management agreement provides for management fees of 3.5% of gross facility revenues. The management agreement with Westcare has been extended on a month-to-month basis.

The Partnership also signed a right of first refusal and option agreement with Westcare with respect to Plantation. Under the terms of the agreement, Westcare has the option to purchase Plantation for $1,250,000, plus any unpaid interest that accrues on the note payable secured by the facility after February 1, 1996. The purchase price is substantially equal to the underlying secured debt on the facility. The option agreement will continue until the management agreement is terminated.

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

NOTE 9.

During the first quarter of 1995, the Partnership recognized a gain of $5,860,022 on the settlement of advances as all litigation issues have been resolved with Southmark. Prior to the settlement, Southmark and the Corporate General Partner of the Partnership each asserted their position with respect to operating advances made to the Partnership prior to 1990.

Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1995, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1995. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

The Partnership will continue to operate Plantation Care Center
("Plantation") and River Hills South ("RHS") and plans to sell all of the Partnership's remaining facilities to prospective purchasers or negotiate a settlement with its lenders.

At March 31, 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenue showed an increase of $113,713 for the quarter ended March 31, 1996, as compared to the third quarter of the prior year. Most of this increase was due primarily to a higher patient census at Plantation as compared to the prior year. RHS experienced a slight increase in revenue due in part to an increase in the facility's Medicare reimbursement rate.

Expenses:

Operating expenses showed a increase of $23,275 for the quarter ended March 31, 1996, compared to the same period of the prior year. Operating expenses at Plantation decreased slightly, which were offset by increases in expenses at RHS due to general inflationary increases along with higher costs associates incurred for heavy care patients.

Liquidity and Capital Resources

At March 31, 1996, the Partnership held cash and cash equivalents of $14,660, a decrease of $304,927 from December 31, 1995. Cash is being held in reserve for working capital, capital improvements, and operating contingencies.

On March 24, 1996, the General Partner negotiated the transfer of the Partnership's interest in Champaign to the holder of a recourse note that was secured by a mortgage on the facility. The Partnership paid $61,882 in back taxes in connection with this transfer and satisfied its obligation under the mortgage with the transfer. The remaining closed facility, Village Inn, has tax certificates of approximately $130,000 outstanding for accrued real estate taxes that may require redemption by the Partnership during 1996. The recourse note secured by Village Inn could have an adverse effect on the Partnership and its ability to continue as a going concern, should the holder of the note pursue its satisfaction.

Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1996. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. As discussed in Item
1, Note 8, the facility's operational management was changed to a local management company with the expectation that the transaction would lead the a sale of the facility. The Partnership will continue its efforts to sell Plantation. The Partnership will likely have to pay down the debt associated with Plantation in conjuction with the sale. Funds for this debt reduction would have to come from the disposition of other Partnership assets. Should the Partnership be unable to negotiate a settlement with the holder of Plantation's debt, the Partnership's ability to continue as a going concern could be adversely affected.

As of March 31, 1996, the Partnership was current on its debt service related to its mortgage secured by RHS.

As of March 31, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the continued negative operating results generated by Plantation, the potential payment of tax certificates secured by Village Inn and the potential settlement payments due to the Idaho Medicaid program. Should the Partnership's cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on or the ability to borrow against its other facilities.

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
                        Managing General Partner



Date:May 15, 1996        By:/s/ J. Stephen Eaton
                                J. Stephen Eaton,
                                President



Date:May 15, 1996        By:/s/ Alan C. Dahl
                                Alan C. Dahl,
                                Vice President and Principal
                                Financial Officer