Form 10-Q/A
period 1996-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1996-05-30
CIK 764544

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

Plan of Operations

A majority in interest of the Partnership's Limited Partners approved a proposal, on October 18, 1994, which provides for the sale of all of the Partnership's remaining assets and the eventual dissolution of the Partnership, as outlined in a proxy statement dated September 28, 1994. Under the approved proposal, the Limited Partners consented for the Managing General Partner to attempt to sell or otherwise dispose of its remaining properties prior to October 18, 1997. Upon the disposition of all of its assets, the approved proposal requires that the Managing General Partner dissolve the Partnership.

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

Results of Operations

Revenues:

Operating revenue showed an increase of $113,713 for the quarter ended March 31, 1996, as compared to the first quarter of the prior year. Most of this increase was due primarily to a higher patient census at Plantation as compared to the prior year. RHS experienced a slight increase in revenue due in part to an increase in the facility's Medicare reimbursement rate.

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

Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on current offers from prospective purchasers, a sale of the facility would not satisfy this obligation. As a result, the Partnership is currently in negotiations with the lender. As discussed in Item
1, Note 8, the facility's operational management was changed to a local management company with the expectation that the transaction would lead to the a sale of the facility. The Partnership will continue its efforts to sell Plantation. The Partnership will likely have to pay down the debt associated with Plantation in conjuction with the sale. Funds for this debt reduction would have to come from the disposition of other Partnership assets. Should the Partnership be unable to negotiate a settlement with the holder of Plantation's debt, the Partnership's ability to continue as a going concern could be adversely affected.

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
                        Managing General Partner



Date:May 30, 1996        By:/s/ J. Stephen Eaton
                                J. Stephen Eaton,
                                President



Date:May 30, 1996        By:/s/ Alan C. Dahl
                                Alan C. Dahl,
                                Vice President and Principal
                                Financial Officer