Form 10-Q
period 1996-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1996-08-19
CIK 764544

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended        June 30, 1996
	OR
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



      400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
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



PART I. - FINANCIAL INFORMATION

CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED BALANCE SHEETS
(Unaudited)
						June 30,    December 31,
					     1996          1995
ASSETS
Current assets:
  Cash and cash equivalents                  $      4,709  $    319,587
  Accounts receivable, net of allowance
    for doubtful accounts of $168,133           1,203,540       876,593
  Prepaid expenses                                469,216       292,926
  Property held for sale (Notes 5 and 7)        8,374,405     8,521,347
    Total current assets                       10,051,870    10,010,453

Other:
  Deferred loan costs, net of accumulated
    amortization of $130,882 and $120,430               -        10,452
    Total other assets                        -                  10,452
					     $ 10,051,870  $ 10,020,905

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term
   debt, including debt in default
   $3,491,885 (Note 7)                       $  8,481,735  $  8,499,759
  Trade accounts payable                          328,176       302,448
  Insurance payable                                50,126         3,262
  Accrued interest (Note 7)                     1,992,197     1,955,432
  Accrued real estate taxes                       548,372       438,769
  Other liabilities                               365,727       347,289
    Total current liabilities                  11,766,333    11,546,959

Deferred gain on installment sale                 278,166       278,166
    Total liabilities                          12,044,499    11,825,125

Partners' deficit:
  Limited partners                             (1,195,188)   (1,014,315)
  General partners                               (797,441)     (789,905)
    Total partners' deficit                    (1,992,629)   (1,804,220)
					     $ 10,051,870  $ 10,020,905













See accompanying notes to consolidated financial statements.          2






CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)

		       Three months ended      Six months ended
		       June 30,                June 30,
		       1996        1995        1996        1995

Revenues:
  Operating revenues   $2,613,239  $2,633,426  $5,203,147  $5,109,621
  Interest income          14,024      19,815      28,777      41,824
    Total revenues      2,627,263   2,653,241   5,231,924   5,151,445

Expenses:
  Operating expenses     2,459,491   2,414,413   4,874,858   4,806,505
  Interest                 170,579     159,113     320,258     315,880
  Depreciation and amort    91,341      97,008     193,135     190,664
  Partnership administration
     costs                  10,194      10,389      32,082      31,066
    Total expenses       2,731,605   2,680,923   5,420,333   5,344,115

    Operating loss        (104,342)    (27,682)   (188,409)   (192,670)

  Extraordinary gain on
  extinguishment of debt
  and transfer of property
	(Notes 5 and 6)          -           -           -   6,889,102


Net income (loss)       $ (104,342) $  (27,682) $ (188,409) $6,696,432

Net income (loss) per L.P. unit

Loss before extraordinary
gain                        (3.38)      (0.90)      (6.11)      (6.44)
Extraordinary gain on
extinguishment of               -        0.00           -      230.44

Net income (loss)
   per L.P. unit       $    (3.38) $    (0.90) $    (6.11) $   224.00

L.P. units outstanding     29,596      29,596      29,596      29,596
















		     See accompanying notes to consolidate          3


CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
 (Unaudited)

							    Total
							    Partners'
				General       Limited       Deficit

Balance, at December 31, 1994   $ (6,998,320) $ (1,039,239) $ (8,037,559)

Net loss                              61,184     6,635,248     6,696,432

Balance, at June 30, 1995       $ (6,937,136) $  5,596,009  $ (1,341,127)


Balance, at December 31, 1995   $   (789,905) $ (1,014,315) $ (1,804,220)

Net loss                              (7,536)     (180,873)     (188,409)

Balance, at June 30, 1996       $   (797,441) $ (1,195,188) $ (1,992,629)





































See accompanying notes to consolidated financial statements.           4





CONSOLIDATED RESOURCES HEALTH CARE FUND V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


					       Six months ended June 30,
					       1996         1995

Operating Activities:
  Cash received from residents and
  government agencies                          $ 4,876,201  $ 5,348,813
  Cash paid to suppliers and employees          (4,880,271)  (4,744,386)
  Interest received                                 28,777       41,824
  Interest paid                                   (283,493)    (279,902)
  Property taxes paid                               (2,327)    (269,850)
Cash provided by (used
  in) operating activities                        (261,113)      96,499

Investing Activities:
  Disposals of property and equipment              (35,741)     (40,948)
Cash used in investing activities                  (35,741)     (40,948)

Financing Activities:
  Principal payments on long-term debt             (18,024)     (49,789)
Cash used in financing activities                  (18,024)     (49,789)

Net increase (decrease) in cash and cash equival  (314,878)       5,762

Cash and cash equivalents, beginning of period     319,587      716,188

Cash and cash equivalents, end of period       $     4,709  $   721,950


























See accompanying notes to consolidated financial statements.          5

			       CONSOLIDATED RESOURCES HEALTH CARE FUND V
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (Unaudited)


					       Six months ended June 30,
					       1996         1995

Reconciliation of Net Income (Loss) to Cash
Used in Operating Activities:

Net income (loss)                              $  (188,409) $ 6,696,432
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                    193,135      190,664
  Gain on extinguishment of debt
     and transfer of property                            -   (6,889,102)
  Changes in operating assets and liabilities:
     Accounts receivable                          (326,947)     239,191
     Other current assets                         (176,290)      82,066
     Trade accounts payable and other
      current liabilities                          237,398     (222,752)

Cash provided by (used in)
  operating activities                         $  (261,113) $    96,499






























See accompanying notes to consolidated financial statements.          6




CONSOLIDATED RESOURCES HEALTH CARE FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-V (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 970, Atlanta, Georgia, 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
						Six Months Ended
						     June 30,
						   1996      1995
Charged to costs and expenses:
	Property management and oversight
	management fees                          $312,672  $310,845
	Financial accounting, data processing,
    tax reporting, legal and compliance,
	 investor relations and supervision
	 of outside services                     $32,081   $31,066

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

NOTE 5.

At June 30, 1996 and December 31, 1995, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 6, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at June 30, 1996, was $2,279,237.

During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1996 or 1997. The net book values of the properties at June 30, 1996, were $4,667,993 and $1,427,175 for River Hills
South and Plantation Care Center, respectively.


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

At June 30 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenue showed an decrease of $20,187 for the quarter ended June 30, 1996 as compared to the second quarter of the prior year. This decrease was due primarily to a lower private and Medicaid census at River Hills South as compared to the prior year. The decrease is partially offset by an increase in revenue at Plantation Care Center.

Expenses:

Operating expenses showed a increase of $68,353 for the quarter ended June 30, 1996, compared to the same period of the prior year. Operating expenses at Plantation decreased slightly, which were offset by increases in expenses at RHS due to general inflationary increases along with higher costs associates incurred for heavy care patients.

Liquidity and Capital Resources

At June 30, 1996, the Partnership held cash and cash equivalents of $4,709, a decrease of $314,878 from December 31, 1995. Cash is being held in reserve for working capital, capital improvements, and operating contingencies.

On July 31, 1996 the Partnership received $236,818 through an interim Medicare settlement payment for Plantation and River Hills South for the cost report year ended December 31, 1995. Additionally, the Partnership received $200,000 on August 12, 1996 through the collection of the Partnerships note receivable relating to the sale of Brushwood Care Center in 1991. These significant cash receipts will be used to meet the Partnership's current and ongoing obligations.

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

As of June 30, 1996, the Partnership was current on its debt service related to its mortgage secured by RHS.

As of June 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the continued negative operating results generated by Plantation, the potential payment of tax certificates secured by Village Inn. Should the Partnership's cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on or the ability to borrow against its other facilities.


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

	CONSOLIDATED RESOURCES HEALTH CARE FUND V

	 By:            WELCARE SERVICE CORPORATION - V
			Managing General Partner



Date:August 19, 1996          By:   /s/ J. Stephen Eaton
				    J. Stephen Eaton,
				    President



Date:August 19, 1996          By:   /s/ Alan C. Dahl
				    Alan C. Dahl,
				    Vice President and Principal
				    Financial Officer