Form 10-Q
period 1996-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND V
filed 1996-11-14
CIK 764544

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended        September 30, 1996
				     OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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

					      September 30,  December 31,
						  1996          1995

ASSETS
Current assets:
  Cash and cash equivalents                  $    285,439  $    319,587
  Accounts receivable, net of allowance
    for doubtful accounts of $168,133           1,109,442       876,593
  Prepaid expenses                                342,539       292,926
  Property held for sale (Notes 5 and 7)        8,284,780     8,521,347
    Total current assets                       10,022,200    10,010,453

Other:
  Deferred loan costs, net of accumulated
    amortization of $130,881 and $120,430               -        10,452
    Total other assets                                  -        10,452
					     $ 10,022,200  $ 10,020,905

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt,
   including debt in default of
   $3,491,885 (Note 8)                       $  8,390,442  $  8,499,759
  Trade accounts payable                          382,635       302,448
  Insurance payable                                60,113         3,262
  Accrued interest (Note 7)                     2,063,790     1,955,432
  Accrued real estate taxes                       420,239       438,769
  Other liabilities                               265,770       347,289
    Total current liabilities                  11,582,989    11,546,959

Deferred gain on installment sale                       -       278,166
    Total liabilities                          11,582,989    11,825,125

Partners' deficit:
  Limited partners                               (766,276)   (1,014,315)
  General partners                               (794,513)     (789,905)
    Total partners' deficit                    (1,560,789)   (1,804,220)
					     $ 10,022,200  $ 10,020,905





See accompanying notes to consolidated financial statements.

		     CONSOLIDATED RESOURCES HEALTH CARE FUND V
		       CONSOLIDATED STATEMENTS OF OPERATIONS
				     (Unaudited)

				 Three months ended      Nine months ended
				    September 30,           September 30,
				  1996        1995        1996        1995

Revenues:
  Operating revenues          $2,724,215  $2,537,704  $7,927,362  $7,647,325
  Interest income                 15,767      19,516      44,544      61,340
    Total revenues             2,739,982   2,557,220   7,971,906   7,708,665

Expenses:
  Operating expenses           2,547,532   2,476,924   7,422,390   7,283,429
  Interest                       132,144     158,515     452,402     474,395
  Depreciation and amortization 91,342 91,860 284,477 282,524 Partnership administration
     costs                        15,290      19,799      47,372      50,865
    Total expenses             2,786,308   2,747,098   8,206,641   8,091,213

    Operating loss               (46,326)   (189,878)   (234,735)   (382,548)

      Loss on transfer of
       property (Note 7)               -           -           -  (1,465,761)

      Recognition of
       Deferred Gain (Note 8)    478,166           -     478,166           -

     Income (loss) before
       extraordinary gain        431,840    (189,878)    243,431  (1,848,309)

      Extraordinary gain on
       extinguishment of debt
       (Note 7)                        -           -           -   2,494,842

      Extraordinary gain on
       settlement of advances          -           -           -   5,860,022


Net income (loss)             $  431,840  $ (189,878) $  243,431  $6,506,555

Net income (loss) per L.P. unit

      Income (loss) before
       extraordinary gain          14.49       (6.16)       8.38      (61.45)

      Extraordinary gain on
       extinguishment of debt          -           -           -       83.45

      Extraordinary gain on
       settlement of advances          -           -           -      196.02
Net income (loss)
   per L.P. unit              $    14.49  $    (6.16) $     8.38  $   218.02

L.P. units outstanding            29,596      29,596      29,596      29,596






See accompanying notes to consolidated financial statements.

		       CONSOLIDATED RESOURCES HEALTH CARE FUND V
			 CONSOLIDATED STATEMENTS OF CASH FLOWS
				      (Unaudited)


					     Nine months ended September
						   1996       1995

Operating Activities:
  Cash received from residents and
  government agencies                          $ 7,694,514  $ 7,769,962
  Cash paid to suppliers and employees          (7,344,792)  (7,170,581)
  Interest received                                 44,544       61,340
  Interest paid                                   (344,044)    (416,581)
  Property taxes paid                             (137,596)    (269,849)
Cash used in
  operating activities                             (87,374)     (25,709)

Investing Activities:
  Additions to property and equipment              (37,458)     (65,762)
  Collection of Intercompany Note Receivable       200,000            -
Cash (used in) provided by investing activities    162,542      (65,762)

Financing Activities:
  Principal payments on long-term debt            (109,316)     (74,228)
Cash used in financing activities                 (109,316)     (74,228)

Net decrease in cash and cash equivalents          (34,148)    (165,699)

Cash and cash equivalents, beginning of period     319,587      716,188

Cash and cash equivalents, end of period       $   285,439  $   550,489



See accompanying notes to consolidated financial statements.


		 CONSOLIDATED RESOURCES HEALTH CARE FUND V
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)


					      Nine months ended September
						   1996         1995

Reconciliation of Net Income to Cash
Used in Operating Activities:

Net income                                     $   243,431  $ 4,995,516
Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation and amortization                    284,477      282,524
  Loss on transfer of property                           -    1,465,761
  Gain on settlement of advances                         -   (4,348,983)
  Gain on extinguishment of debt                         -   (2,494,842)
  Gain on recognition of deferred gain            (478,166)           -
  Changes in operating assets and liabilities:
     Accounts receivable                          (232,849)     122,637
     Other current assets                          (49,613)      48,138
     Trade accounts payable and other
      current liabilities                          145,346      (96,460)


  Cash used in operating activities            $   (87,374) $   (25,709)





See accompanying notes to consolidated financial statements.

		    CONSOLIDATED RESOURCES HEALTH CARE FUND V
		   CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
				    (Unaudited)

								Total
								Partners'
				    General       Limited       Deficit

Balance, at December 31, 1994   $ (1,039,239) $ (6,998,320) $ (8,037,559)

Net income                           229,390     6,277,165     6,506,555

Balance, at September 30, 1995  $   (809,849) $   (721,155) $ (1,531,004)


Balance, at December 31, 1995   $   (789,905) $ (1,014,315) $ (1,804,220)

Net income (loss)                     (4,608)      248,039       243,431

Balance, at September 30, 1996  $   (794,513) $   (766,276) $ (1,560,789)



See accompanying notes to consolidated financial statements.












		  CONSOLIDATED RESOURCES HEALTH CARE FUND V

		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			     September 30, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-V (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia, 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the general partners and affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
						Nine Months Ended
						   September 30,
					       1996             1995

Charged to costs and expenses:
	Property management and oversight
	management fees                       $476,130       $463,113
	Financial accounting, data processing,
    tax reporting, legal and compliance,
	 investor relations and supervision
	 of outside services                  $ 47,373       $ 75,629

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

NOTE 5.

At September 30, 1996 and December 31, 1995, the Partnership included all of its remaining facilities in Property held for sale as the Partnership intends to dispose of its remaining facilities.

Champaign Opportunity House ("Champaign") and Village Inn Nursing Home ("Village Inn") were reclassed to Property Held for Sale in 1991. As discussed more fully in Note 6, Champaign was transferred in March 1995, in satisfaction of a note secured by the facility. The net book value of the Village Inn property at September 30, 1996, was $2,279,237.

During 1994, River Hills South and Plantation Care Center were reclassed from property and equipment to Property held for sale. The Partnership anticipates these properties will be disposed of during 1996 or 1997. The net book values of the properties at September 30, 1996, were $4,600,572 and $1,404,972 for River Hills South and Plantation Care Center, respectively.


NOTE 6.

On March 24, 1995, the Partnership transferred a deed in lieu of foreclosure to the holder of the note secured by a mortgage on Champaign. This note was recourse to the Partnership. The General Partner successfully negotiated the transfer of deed in full satisfaction of the note with the lender. The outstanding principal and accrued interest on the note satisfied by the transfer was $2,494,842. In connection with the transfer, the Partnership paid $61,882 in back property taxes on Champaign. The net book value of the property was $1,465,761. The Partnership recognized a net loss on the transfer of the property of $1,029,080 which was recognized in the first quarter ended March 31, 1995.

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

The Partnership has agreed to sell Plantation to a third party purchaser and is in the process of closing the transaction. Under the agreement, the Partnership will pay $200,000 to the facility's lender for accrued interest and a reduction in the principal balance of the $1,250,000 note payable secured by the facility.
As consideration, the purchaser will assume the facility's note payable. The Partnership anticipates that the sale will close before the end of 1996.

Note 8.

In August 1996, the Partnership received $200,000 in satisfaction of a contingent note receivable given by the purchaser of Brushwood Care Center ("Brushwood"), a facility sold by the Partnership in 1991. The amount paid on the note receivable was based on the facility's financial performance subsequent to the sale. A portion of the gain from the sale of Brushwood in 1991, $278,166, was deferred, as the sale was accounted for as an installment sale whereby profit recognition is based on the percentage of profit to the sales price and is recognized on total cash payments to total sales price. Upon collection of the contingent note receivable, the Partnership recognized the deferred gain in the third quarter ended September 30, 1996. Accordingly, the total gain recognized on the sale during the third quarter 1996 was $478,166.


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

At September 30, 1996 and December 31, 1995, the Partnership classified its remaining facilities as Property held for sale in the accompanying balance sheets.

Results of Operations

Revenues:

Operating revenue showed an increase of $186,511 for the quarter ended September 30, 1996, as compared to the third quarter of the prior year. Most of this increase was due primarily to a higher patient census at Plantation as compared to the same period in the prior year. RHS experienced an increase in total revenue due in part to a slight increase in the facility's census and a favorable increase in the number of private residents as compared to the same period in the prior year.

Expenses:

Operating expenses showed a increase of $70,608 for the quarter ended September 30, 1996, compared to the same period of the prior year. Operating expenses at Plantation decreased as compared to the same period in the prior year, due primarily to success in controlling the facility's staffing costs. This decrease was offset by increased staffing and ancillary costs experienced by RHS due to an increase in the number of higher acuity patients as compared to the same period in the prior year.

Liquidity and Capital Resources

At September 30, 1996, the Partnership held cash and cash equivalents of $285,439, a decrease of $34,148 from December 31, 1995. Cash is being held in reserve for working capital, capital improvements, and operating contingencies.

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

Due to negative operating cash flow generated by Plantation, the Partnership ceased debt service on its $1,250,000 note payable secured by the facility during March 1995. Based on the current agreement to sell the facility, the Partnership will be able to satisfy the note receivable which is recourse to the Partnership.
 As discussed in Item 1, Note 7, the Partnership will have to pay approximately $200,000 to the lender. Funds for this debt reduction will have to come from cash reserves of the Partnership. Should the Partnership be unable to successfully close the current sale of the facility, the Partnership's ability to continue as a going concern could be adversely affected.

As of September 30, 1996, the Partnership was current on its monthly debt service payments related to its mortgage secured by RHS.

As of September 30, 1996, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

The Partnership does not anticipate improved liquidity during the remainder of 1996, due to the continued negative operating results generated by Plantation, the anticipated $200,000 payment to Plantation's lender in conjunction with the sale of the facility, and the potential payment of tax certificates secured by Village Inn. Should the Partnership's cash reserves prove inadequate, the Partnership has no existing lines of credit to draw on or the ability to borrow against its other facilities.

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

	CONSOLIDATED RESOURCES HEALTH CARE FUND V

	 By:     WELCARE SERVICE CORPORATION - V
		 Managing General Partner



Date: November 14, 1996        By: /s/ J. Stephen Eaton
				       J. Stephen Eaton,
				       President



Date: November 14, 1996        By: /s/ Alan C. Dahl
				       Alan C. Dahl,
				       Vice President and Principal
				       Financial Officer